Form 10QSB
period 2004-11-30
Sound Revolution Inc.
filed 2005-01-14
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from_________to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3955 Graveley Street, Burnaby, British Columbia, Canada V6C 3T4
(Address of principal executive offices)

     (604) 780-3914
Issuer’s telephone number

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of January 13, 2005, the registrant’s outstanding common stock consisted of 10,269,814 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Sound Revolution Inc.’s actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the company assumes no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements.

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
November 30, 2004
(Unaudited)
(U.S. Dollars)

ASSETS
Current Assets
Cash	$42,627
Other current assets	168

Total current assets	42,795

Office Equipment, net	1,733

Music rights	336
$44,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,739
Interest payable	601

Total current liabilities	9,340

Note Payable to Stockholder	23,324

Stockholders' Equity
Common stock, $.0001 par value, 80,000,000 shares
authorized; 10,269,814 shares issued and outstanding	1,027
Additional paid-in capital	60,553
Deficit accumulated during the development stage	(48,811)
Accumulated other comprehensive income (loss)	(569)
12,200
$44,864

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended November 30, 2004 and 2003, and
for the Period from June 4, 2001 (Date of Inception) to November 30, 2004
(Unaudited)
(U.S. Dollars)

					Cumulative
	Three-Month Period Ended		Nine-Month Period Ended		During the
	November 30,	November 30,	November 30,	November 30,	Development
	2004	2003	2004	2003	Stage

Sales	$-	$-	$-	$4,180	$4,180
Cost of sales				4,234	4,234

Gross margin	-	-	-	(54)	(54)

Expenses
Marketing	119	179	779	744	7,473
Professional fees	9,087	269	22,960	374	24,682
Director fees	102		2,134		2,134
Research and development	146		3,046		3,046
Depreciation expense	88		116		116
General and administrative	2,330	80	6,250	314	10,740
Interest expense	566		566		566
Total expenses	12,438	528	35,851	1,432	48,757
Net loss	$(12,438)	$(528)	$(35,851)	$(1,486)	$(48,811)

Net loss per common share (basic and
fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	10,269,814	10,007,000	10,133,061	10,007,000	9,907,847

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended November 30, 2004 and 2003, and
for the Period from June 4, 2001 (Date of Inception) to November 30, 2004
(Unaudited)
(U.S. Dollars)

					Cumulative
	Three-Month Period Ended		Nine-Month Period Ended		During the
	November 30,	November 30,	November 30,	November 30,	Development
	2004	2003	2004	2003	Stage

Net loss	$(12,438)	$(528)	$(35,851)	$(1,486)	$(48,811)

Other comprehensive income (loss)
Foreign currency translation adjustment	567	(304)	664	(571)	(569)
Comprehensive loss	$(11,871)	$(832)	$(35,187)	$(2,057)	$(49,380)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Periods from June 4, 2001 (Date of Inception) to November 30, 2004
(Unaudited)
(U.S. Dollars)

				Deficit
				Accumulated	Foreign
			Additional	During the	Currency
	Common Stock		Paid-in	Development	Translation
	Shares	Amount	Capital	Stage	Adjustment	Total
Issuance of common stock for cash:
June 15, 2001	8,000,000	$800	$-	$-	$-	$800
June 27, 2001	2,000,000	200	7,054			7,254
August 31, 2001	7,000	1	904			905
Translation adjustment					(659)	(659)
Net loss for period				(8,692)		(8,692)
Balances, February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment					(137)	(137)
Net loss for year				(2,636)		(2,636)
Balances, February 28, 2003	10,007,000	1,001	7,958	(11,328)	(796)	(3,165)
Translation adjustment					(437)	(437)
Net loss for year				(1,632)		(1,632)
Balances, February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)
Issuance of common stock for cash:						-
July 2004	248,314	25	49,696			49,721
Issuance of common stock for services:						-
July 2004	14,500	1	2,899			2,900
Translation adjustment					664	664
Net loss for the period				(35,851)		(35,851)
Balances, November 30, 2004	10,269,814	$1,027	$60,553	$(48,811)	$(569)	$12,200

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended November 30, 2004 and 2003, and
for the Period from June 4, 2001 (Date of Inception) to August 31, 2004
(Unaudited)
(U.S. Dollars)

			Cumulative
			During the
			Development
	2004	2003	Stage

Cash Flows from Operating Activities
Net loss for period	$(35,851)	$(1,486)	$(48,811)
Adjustment to reconcile net loss for period
to net cash used in operating activities
Depreciation expense	116		116
Issuance of common stock for services	2,900		2,900
Increase in other current assets	(168)		(168)
Increase (decrease) in accounts payable	8,739	(175)	8,739
Increase in interest payable	601		601

Net cash used in operating activities	(23,663)	(1,661)	(36,623)

Cash Flows from Investing Activities
Purchase of music rights		(309)	(336)
Purchase of office equipment	(1,857)		(1,857)

Net cash used in investing activities	(1,857)	(309)	(2,193)

Cash Flows from Financing Activities
Issuance of common stock for cash	49,721		58,680
Net borrowing from stockholder	17,713	6,023	23,324

Net cash provided by financing activities	67,434	6,023	82,004

Foreign exchange effect on cash	634	(571)	(561)

Net increase in cash	42,548	3,482	42,627

Cash, beginning of period	79	499

Cash, end of period	$42,627	$3,981	$42,627

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-

Cash paid for income tax	$-	$-	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion. The Company has a wholly owned subsidiary, Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia.

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars and include the accounts of the Company and its wholly-owned subsidiary, Sound Revolution Recordings, Inc. All intercompany accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet generated revenues from their intended business activities. The Company has incurred losses since inception resulting in a net accumulated deficit of $48,811 at November 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.

The Company expects that its cash requirements over the next 12 months will not exceed $50,000. A company controlled by the Company's majority stockholder and CFO has agreed to loan the Company up to $70,000 ($23,324 has been drawn through November 30, 2004) to meet its capital requirements for that period. For working capital beyond 12 months, the Company plans to generate cash from the sale of stock to the public and to existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the period ended February 29, 2004. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Office Equipment

Office equipment is stated at cost and is depreciated using straight-line method over the estimated life ranging over five years.

Music Rights

In February 2003, the Company purchased for $400 Canadian the rights to represent a musician artist in the release of his first musical album. The artist is also an officer of the Company. Music rights include non-exclusive use of and distribution rights to the songs in various multimedia formats from the musician's first album. The music rights will be tested at least annually for impairment. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009.

Note Payable to Stockholder

The Company has a note payable to a stockholder. This loan bears interest of 10%. Interest is charged and is payable quarterly on any outstanding balance beginning on September 1, 2004. The Company can draw against this note up to $70,000 through August 31, 2006. The note requires a $500 monthly principal repayment beginning on January 1, 2006, until the outstanding balance, including all interest, is paid in full. The interest expense accrued as of November 30, 2004, was $601.

Required principal payments on long-term debt for years ending in February are as follows:

2005	$0
2006	1,000
2007	6,000
2008	6,000
2009	6,000
Thereafter	4,324
$23,324

Revenue Recognition and Cost of Revenue

Revenues from the sale of tickets for musical events are recognized when the event takes place. Costs related to musical events are expensed as the related event takes place. Costs typically include show coordination fees, venue fees, event advertising and promotion, show production costs, and artist costs.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its Canadian subsidiary into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rate of exchange throughout the year. Unrealized gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income. Transaction gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency will be included in general and administrative expenses in the consolidated statements of operations.

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

Note 2. Related Party Transactions

The Company has an agreement with an officer for full access to his multimedia facilities which include a digital camera, full editing suite, encoding facilities, sound and music production, and compact disk duplication. The term of the agreement requires payment to the officer of $200 Canadian per month. The agreement expires on May 31, 2007, but may be terminated by the Company on one month's notice.

In September 2004, the Company also entered into an agreement with the officer to develop a site plan for a website owned by the Company. The Company paid the officer $553 ($700 Canadian) as a retainer in accordance with the agreement. This expense is included in general and administrative expenses.

Note 3. Capital Stock

During July 2004, the Company issued a total of 262,814 common shares, 248,314 of which shares issued were paid for in cash. The proceeds from the sales of the shares amounted to $49,721. The remaining 14,500 shares were issued for professional services valued at $2,900. Of the total shares issued, 14,000 shares were issued to officers of the Company for cash and 3,000 shares were issued to officers for professional services. There were no significant costs associated with the issuance of any of these common shares.

Note 4. Subsequent Event

On January 11, 2005, the Company entered into an agreement to acquire certain distribution rights to a library of 6,664 sound recordings. The Company is obligated to pay a total of $5,000 as a royalty advance for the distribution rights, $2,800 which is due immediately and the balance of which is due by July 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sound Revolution Inc. ("Sound Revolultion") is a development stage company and our efforts have been principally devoted to developing a website through which we intend to sell digital music downloads, and developing email management software which will enable musicians to market their music and music related products online.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete development of our products and bring them to market quickly.

Sound Revolution's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates Sound Revolution will attain profitable status and improve its liquidity through the continued developing of its products and establishing a profitable market for Sound Revolution's products and additional equity investment in Sound Revolution. Sound Revolution is currently in final negotiations to develop its website charitytunes.com, for which it anticipates it will need to spend approximately $12,000 to develop. We are currently negotiating a plan with a software developer to have the site completed by the summer of 2005. We have completed a form of digital music rights acquisition agreement and we are currently discussing with several owners of digital music rights the potential licensing of their songs on charitytunes.com. Our plans are to have our website www.charitytunes.com fully functioning with a good selection of digital music for sale and the participation of several charities to assist us in marketing the website by the end of 2005.

We are currently designing the specifications for our email management software and we hope to enter into an agreement for the full development of the software by the summer or fall of 2005 and have this product available for launch into the market by the summer of 2006. Neither the website charitytunes.com nor our email marketing software is currently generating revenues. However, we hope to be generating revenues from charitytunes.com by early 2006 and generating revenues from our email management software by summer, 2006.

In order to improve Sound Revolution's liquidity, Sound Revolution intends to, in the summer or fall of 2005, begin pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance Sound Revolution will be successful in its efforts to secure additional equity financing. If Sound Revolution is unable to raise equity or obtain alternative financing, Sound Revolution may not be able to continue operations with respect to the continued development and launch of its website charitytunes.com, or the development of its fan management software and the Company may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that Sound Revolution can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

Results of Operations

REVENUES

Sound Revolution recorded no revenues for the three month period ended November 30, 2004 and no revenues from the three month period ended November 30, 2003. Sound Revolution recorded no revenues for the nine months ended November 30, 2004 verses $4,180 for the nine month period ended November 30, 2003. The $4,180 in revenues are the only revenues Sound Revolution has ever recorded. These revenues were generated from ticket sales to an event called SHOW! which Sound Revolution co-produced and which featured visual artists and live musical performances. Tickets to SHOW! were sold at a price of approximately $11 each prior to the event and for approximately $15 each at the door. At the time the event, SHOW!, took place, Sound Revolution had contemplated that it would produce live events on a regular basis in order to promote musicians that Sound Revolution was doing business with. Since then, management has decided to focus Sound Revolution's efforts on building our music download website, www.charitytunes.com and on designing our email management software. We therefore do not expect to generate significant revenues from ticket sales for live events in the future.

COST OF SALES

There were no cost of sales of the three months ended November 30, 2004, the three months ended November 30, 2003 or the nine months ended November 30, 3004 as there were no revenues for these periods. The cost of sales for the nine month period ended November 30, 2003 were $4,234, $2,249 of which were paid to Heather Remillard, our President, for coordination fees of SHOW!, and the balance for the cost of producing and marketing the event.

EXPENSES

The major components of our expenses for the three months ended November 30, 2004 are marketing fees $119 consisting of website hosting fees, professional fees of $9,087 which are mainly attributable to our auditor and accounting costs, director fees of $102, research and development of $146, which was used in further developing our site plan for charitytunes.com, depreciation expense of $88 and general and administrative expenses of $2,330, which include telephone fees, couriers, office supplies and $150 U.S. dollars ($200 Canadian) monthly for rent. Our total expenses for the period were $12,438, an increase of $11,911 from the three month period ended November 30, 2003. The difference is mainly attributable to our auditor costs and to increased administration expenses. In the three month period ended November 30, 2003 our marketing fees were $179, our professional fees were $269 and our general and administrative expenses were $80.

The major components of our expenses for the nine months ended November 30, 2004 were marketing fees $779, consisting of website hosting fees and web design, professional fees of $22,960 which are mainly attributable to our auditor costs, director fees of $2,134 which were paid to Susanne Milka, our director and the sole member of our audit committee, research and development of $3,046 which was paid to participants in our business development think tank and other consultants for research on the online music industry, depreciation expense of $116, and general and administrative expenses of $6,250, consisting of telephone fees, couriers, office supplies and approximately $150 U.S. dollars ($200 Canadian) monthly for rent. Our total expenses for the period were $35,851, an increase of $34,365 from the nine month period ended November 30, 2003. The difference is mainly attributable to our auditor costs, director fees and research and administration. Our monthly general and administrative fees were more in 2004 because on May 14, 2004 we entered into a lease agreement to rent offices with a studio whereby we agreed to pay $150 U.S. dollars ($200 Canadian) in monthly lease payments. Our first lease payment was made on June 1, 2004 and we are obligated to pay $150 U.S. dollars ($200 Canadian)for the balance of the lease term. The lease term ends on May 31, 2007 but may be terminated by Sound Revolution at any time on one month's notice. In the nine month period ending November 30, 2003, we incurred $744 in marketing expenses, professional fees of $374 and general and administrative fees of $314.

NET LOSSES

Net loss for the three months ended November 30, 2004 was $12,438 and loss per share was $0.00 compared to a net loss of $528 and loss per share of $0.00 for the three months ended November 30, 2003. Net loss for the nine month period ended November 30, 2004 was $35,851 and loss per share was $0.00 compared to a net loss of $1,486 and loss per share of $0.00 for the nine months ended November 30, 2003. The increase in losses was primarily due to auditor fees, director fees, research and development and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased as of November 30, 2004, as compared to February 29, 2004. At November 30, 2004 cash totaled $42,627, as compared with the cash of $79 at February 29, 2004. During the nine months ended November 30, 2004, our cash position increased mainly due to $49,721received in exchange for the sales of Sound Revolution’s common stock through exempt private placements in July, 2004.

As of November 30, 2004, we had working capital of $33,455. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. Sound Revolution expects to incur substantial losses over the next year.

We have been negotiating with charities and other companies to build marketing alliances. Also, we have been negotiating with owners of music rights for licensing of music for our website www.charitytunes.com. In some instances, we may use shares to compensate music rights owners as an advance and guarantee of future royalties. Our acquisition of music rights could affect our operating results over the next several fiscal periods.

As a result of Sound Revolution's operating loss of $48,811 from its inception on June 4, 2001 through November 30, 2004, Sound Revolution generated a deficit accumulated during the development stage of $48,811. Sound Revolution met its cash requirements during this period through the receipt of $21,240 of cash advanced by Bacchus Entertainment Ltd., a company 100% owned by Penny Green, Sound Revolution's Chairman, as well as $58,680 received in exchange for the sales of Sound Revolution's common stock in private placements.

For the nine months ended November 30, 2004, the Company spent $1,857 on office equipment.

We expect that our cash requirements over the next 12 months will not exceed $50,000. Bacchus Entertainment Ltd., a company controlled by Penny Green, Sound Revolution’s majority stockholder and CFO, has agreed to loan Sound Revolution up to $70,000 ($23,324 has been drawn through November 30, 2004) to meet its capital requirements for the period. For working capital beyond 12 months, Sound

Revolution plans to generate cash from the sale of stock to the public and to existing shareholders. When possible, Sound Revolution plans to issue stock for professional services we may require.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for capital expenditures as of November 30, 2004.

Known Trends or Uncertainties that will have a Material Impact on Revenues

Sound Revolution intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that these agreements will require us to make an initial payment to the digital music rights owner in order to secure the music rights. Further, we anticipate that these agreements will require us to pay to owners of the music as much as 50% of our net profits as a royalty on the sale of their songs. Our goal is to increase our library from 6,400 songs to 7,000 songs over the next 12 months. If we are successful in concluding music licensing agreements for another 600 songs, we anticipate that the initial costs to us will be in the range of $500 to $2,000.

If we are successful in concluding an agreement with programmers to develop our website, charitytunes.com, we anticipate that we shall incur software development expenses of approximately $12,000 during the next 12 months. Similarly, if we are successful in concluding an agreement with programmers to develop our email management software, we anticipate additional software development expenses of approximately $10,000. If our programming development activities increase as we anticipate, then we expect there will be a moderate increase in our administrative and accounting costs. All of these factors may have an adverse effect on our liquidity during the next 12 months. Other than the development of our software and music licensing, we do not anticipate entering into any financial commitments during the next 12 months.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the online music sales or music distribution industry or general economic conditions.

Related Party Transactions

Sound Revolution has an agreement with Ryan Tunnicliffe, an officer of Sound Revolution, for full access to his multimedia facilities which include a digital camera, full editing suite, encoding facilities, sound and music production, and compact disk duplication. The term of the agreement requires payment to Mr. Tunnicliffe of $200 Canadian per month. The agreement expires on May 31, 2007, but may be terminated by Sound Revolution on one month’s notice.

In September, 2004, Sound Revolution entered into an agreement with Mr. Tunnicliffe to develop a site plan for charitytunes.com, a website owned by Sound Revolution. We paid Mr. Tunnicliffe $553 ($700 Canadian) as a retainer in accordance with the agreement.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of November 30, 2004. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended November 30, 2004 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving Sound Revolution. None of Sound Revolution’s directors, officers or affiliates are (i) a party adverse to Sound Revolution in any legal proceedings, or (ii) have an adverse interest to Sound Revolution in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against Sound Revolution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 11, 2005, Sound Revolution’s wholly owned subsidiary, Sound Revolution Recordings Inc. (“SR Recordings”) entered into an agreement with David Hersk doing business as Hersk & Associates to acquire certain distribution rights to a library of 6,664 sound recordings. For a period of six years from the date of the agreement, SR Recordings has the right to stream the songs from its websites, and to sell them through web sites, in-store kiosks, portable music players, mobile phones, personal digital assistants, wireless applications and other Internet enabled devices, as well as compilation CDs containing songs pre-determined by SR Recordings or as a customized compilation. Under the agreement, SR Recordings is entitled to choose the price to download the songs, and after accounting for expenses and promotional costs, including any donations to charities or non-profit organizations, the remainder of the purchase price shall be split 50/50 between SR Recordings and Hersk & Associates. The library consists of 6,664 songs in a wide variety of genres, including Children’s, Classical, Country, Big Band, Dance Music, Easy Listening, Holiday Favorites, Inspirational, Jazz, Rock, Pop, Specialty, Stage and Screen and World Music. Hersk & Associates is obligated to deliver SR masters to all of the licensed songs in MP3 format on DVD. SR Recordings is obligated to pay a total of $5,000 as a royalty advance for the distribution rights, $2,800 which is due immediately and the balance of which is due by July 31, 2005.

The Hersk music library is the first major digital music rights acquisition by Sound Revolution which we have acquired for the purpose of selling through our website, charitytunes.com. Charitytunes will be a website and portal connected to a database of songs through which customers will be able to purchase digital songs. Approximately 10% of the purchase price from each song will be donated to a charity or non profit organization that have signed affiliation agreements with Sound Revolution. Customers will have the ability to select which charity shall benefit from each song purchase.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Agreement between Sound Revolution and Ryan Tunnicliffe dated September 15, 2004
	10.2	Amendment to Loan Agreement between Sound Revolution, Bacchus Entertainment Ltd. and Penny Green dated November 30, 2004
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
	32.1	Section 906 Certification of CEO & CFO

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the three month period ended November 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2005	SOUND REVOLUTION INC.
(Registrant)

By:	/s/ Heather Remillard

Heather Remillard, Director, President,
Chief Executive Officer

By:	/s/ Penny Green

Penny Green, Director, Principal
Accounting Officer, Chief Financial Officer