Form 10KSB
period 2005-02-28
Sound Revolution Inc.
filed 2005-06-15
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 333 - 118398

SOUND REVOLUTION INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or
organization)	(I.R.S. Employer Identification No.)

345 – West 11th Avenue
Unit 4
Vancouver, British Columbia	V5Y 1T3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604- 780-3914

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

State issuer's revenues for its most recent fiscal year. Nil.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid price as of June 13, 2005, was approximately $2,310,708.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,269,814 common shares, $0.0001 par value outstanding as of June 13, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Sound Revolution" mean Sound Revolution Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Item 1.     Description of Business

Corporate History

Sound Revolution Inc. was incorporated on June 4, 2001 under the laws of the State of Delaware. Our principal offices and studio are located at 345 West 11th Avenue, Unit 4, Vancouver, British Columbia, V5Y 1T3, and our telephone number is (604)780-3914.

Business Development

Sound Revolution is currently developing software to assist artists in maintaining, developing and communicating with their customers through email and the Internet. We are also developing charitytunes.com, a website through which we hope consumers will buy digital downloads of music, while selecting a charity or cause to which a portion of the music purchase price will be paid.

We have only recently begun our current operations and we have a limited history of revenues and significant operational losses to date as well as an accumulated shareholder deficit. For the year ended February 28, 2005, we had no total revenues, a net loss of $43,968 and an accumulated deficit of $56,928.

Since our inception, on June 4, 2001, we have been developing our business plan and identifying potential products and services related to digital music distribution that we could develop, market and sell. Since June, 2001, we have intended to develop software that will enable musicians to sell digital music and other products to their fans (potential customers) using emails and the Internet, and we actively began developing the outline containing the specifications for all of the features for this software in January, 2004. We have not yet completed the specifications for this software and we have not yet engaged a software developer to build this software for us.

The other principal software we are developing will enable us to sell digital music downloads through a website, www.charitytunes.com. Through this website, we hope to generate revenues from the sale of digital music. In the beginning of 2002 we developed our website, www.soundrevolution.net and began working with musicians to assist them in promoting their music on our website and through live events, the proceeds of ticket sales of which were donated to charities.

In 2002 and 2003 we co-produced and marketed several live events where some of the musicians featured on our website performed live. For only one of these events, SHOW!, did we record any revenues, and these are the sole revenues we have generated to date.

Since our inception, we have contemplated that we would sell digital music online, and in July, 2004, we decided that we would develop a website which will allow customers to purchase digital music downloads, and allow customers to choose a charity that will receive a benefit equal to a portion of the purchase price for each song that they purchase. In August, 2004 we registered the domain name www.charitytunes.com for this purpose and since then we have been actively developing this website. We intend to make available other related products and services which will assist musicians in marketing their music online, but so far we have not commenced operations related to any other products or services.

Our Products and Services

Fanpro(TM)

Sound Revolution is in the early stages of developing email management software that will enable musicians to maintain a database of fans (customers) through an email contact management system. The software we are designing will enable musicians to sell digital music and other products to their customers using emails and the Internet. We intend to build the software to encompass the following primary features:

  Identification and maintenance of fans through an online database
  Database to store specific information relating to fans
  Set functions to allow distribution of promotions and news to selected fans
  Automatic pop ups from a musician's website to collect fan information
  Other online membership sign up which is connected to a database
  Templates for promotions such as pre releasing new songs for a fee to a fan base and advertising live events
  Collection of annual fan membership fees

Our intention is to build the core software by hiring software programmers as independent contractors to develop the software according to our specifications and to add special features through the acquisition or licensing of software components already developed.

Once the software is complete, we intend to generate revenues by licensing the software to musicians, record labels and musician managers. Also, we intend to build a vast database of music fans through the musicians and record labels that use our software and to generate revenues by sending paid promotional advertisements to this database of music fans.

Charitytunes.com

Sound Revolution is developing a website which will sell digital music downloads to customers on the Internet and allow customers to choose from a selection of charities which will receive a percentage of the purchase price of the songs being purchased. We are in the initial stages of developing the website and in obtaining rights to music. In September, 2004, we entered into a development agreement with Ryan Tunnicliffe, our VP, Programming, whereby he agreed to build our music library, negotiate a software development contract with software programmers and complete the graphic design for the website charitytunes.com. A copy of the agreement was attached as Exhibit 10.1 to our Report on Form 10-QSB filed January 14, 2005. We have completed the description of all of the functions and features we want included on the site and we have written most of the copy for the wording on the website.

On May 3, 2005, Sound Revolution’s subsidiary, Sound Revolution Recordings Inc. entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) for the development of Sound Revolution’s charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases (the “Development Agreement”). The total cost for the site will be approximately $9,300, and half of the fees may be payable in Sound Revolution’s stock. Sound Revolution shall have exclusive ownership and copyright for source code for any applications or modules which are entirely custom developed by Gravit-e for Sound Revolution. A copy of the Development Agreement is attached to this report as Exhibit 10.8.

The Development Agreement requires development of the website so that charitytunes.com can make music available for sale online, as well as provide a portal to information on artists who are featured on the site. The site will also allow for partial proceeds from each sale to be donated to charitable causes. The site will include an artist database, which will allow artists and artist’s managers to self-manage their music, pictures and bio information, as well as a song database and a charity database. The Development Agreement also requires development by Gravit-e of a Charity Tunes engine which will allow users to log in and listen to previews of songs, purchase songs in customized combinations or pre-set packages, purchase monthly subscriptions to songs, make gift purchases, and rate and post reviews on songs. Other functions of the site are to include tracking and reporting functions for artists and charities as well as mailing list sign-up and email broadcast capabilities and functions which will allow Sound Revolution’s management to view orders and account balances for purchasers, artists and charities. The Development Agreement estimates that the development of the site will take year, including beta testing.

We have completed the form of digital distribution agreement that we intend to use to build a library of digital music rights and we have made offers to several musicians to acquire digital music rights. On January 11, 2005, Sound Revolution’s wholly owned subsidiary, Sound Revolution Recordings Inc. (“SR Recordings”) entered into an agreement with David Hersk doing business as Hersk & Associates to acquire certain distribution rights to a library of approximately 6,664 sound recordings. A copy of the agreement is attached to this Report as Exhibit 10.7. For a period of six years from the date of the agreement, SR Recordings has the right to stream the songs from its websites, and to sell them through web sites, in-store kiosks, portable music players, mobile phones, personal digital assistants, wireless applications and other Internet enabled devices, as well as compilation CDs containing songs predetermined by SR Recordings or as a customized compilation. Under the agreement, SR Recordings is entitled to choose the price to download the songs, and after accounting for expenses and promotional costs, including any donations to charities or non-profit organizations, the remainder of the purchase price shall be split 50/50 between SR Recordings and Hersk & Associates. The library consists of 6,664 songs in a wide variety of genres, including Children’s, Classical, Country, Big Band, Dance Music, Easy Listening, Holiday Favorites, Inspirational, Jazz, Rock, Pop, Specialty, Stage and Screen and World Music. Hersk & Associates is obligated to deliver SR masters to all of the licensed songs in MP3 format on DVD. SR Recordings is obligated to pay a total of $5,000 as a royalty advance for the distribution rights, $2,800 which was paid in January, 2005 and the balance of which is due by July 31, 2005.

The Hersk music library is the first major digital music rights acquisition by Sound Revolution which we have acquired for the purpose of selling through our website, charitytunes.com. Charity Tunes will be a website and portal connected to a database of songs through which customers will be able to purchase digital songs. Approximately 10% of the purchase price from each song will be donated to a charity or non profit organization that have signed affiliation agreements with Sound Revolution. Customers will have the ability to select which charity shall benefit from each song purchase.

We are currently in discussions with several charities to secure their participation in the website. The website will serve as a showcase for music as well as allowing certain charities to present their causes, raising awareness and money for the charities. Our intention is to generate revenues by selling digital music downloads through the website. The suppliers of the songs may be musicians, record labels, musician agents and managers and anyone who owns or controls digital music rights. We need to enter into agreements to acquire the rights to a significant number of songs in various genres in order to launch our website charitytunes.com. According to the digital music distribution agreement we are currently using to negotiate music rights, a portion of the sale of each song will go to a charity selected by the purchaser of the song, some of the sale proceeds will be kept by Sound Revolution as reimbursement for expenses, and the remaining sale proceeds (the net profits) shall be split between the owner of the song and Sound Revolution.

Once we have completed the development of the website, we need to enter into marketing alliances to assist us in promoting the website. Our plans to market the website include a publicity campaign whereby we intend to send out press releases to various media outlining the details of our website. Having the participation of charities will be a key marketing element of the website as we intend to market charitytunes.com as a place to buy music and benefit the community at the same time. We also plan to rely on relationships we build with charities who may receive a portion of the proceeds from the sale of songs to assist us in marketing by placing links on their websites, or by sending emails to their supporters. We do not intend to charge the charities any fees for benefiting from charitytunes.com. We intend to make our money through the sale of digital songs online. To date we have not secured the participation of any charities or other non-profit organizations.

Our Distribution Methods

We intent to distribute our digital music through software that we intend to develop and own. We are currently negotiating with a software development company to design a proprietary platform for the distribution of digital music through our website charitytunes.com.

New Products and Services

Charitytunes.com and Fanpro(TM) are both new services which we intend to develop, and both are in the initial stages of development. Our goal is to develop the first phase of charitytunes.com by fall 2005 and to launch the website by the end of 2005. We intend to have the functional specifications of our Fanpro(TM) software completed by early 2006 and we intend to have the software fully developed and ready for distribution by the end of 2006. As we have not yet entered into written agreements for the development of either of these new products, we cannot be certain that we will complete these products by our anticipated dates or at all.

General

Subsidiaries

Sound Revolution currently owns one wholly owned subsidiary called Sound Revolution Recordings Inc., a company incorporated in British Columbia for the purposes of carrying on business in British Columbia.

Intellectual Property

We own the copyright in the websites www.soundrevolution.net and www.charitytunes.com. We also own all the copyright in our logos for both Sound Revolution and Charity Tunes.

Competition

We currently have no share in the market for digital distribution, online music sales, or in any of our planned online music services. Our digital music sales business will face competition from traditional retail music distributors such as Tower Records as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, many of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer's iTunes Music Store, Buy.com, Inc., MusicNet, a joint venture between, among others, AOL Time Warner and RealNetworks, MusicMatch and other online efforts, including those of leading media companies. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo! and MSN as well as from e-tailers such as Amazon.com, Bestbuy.com, Dell Computers, Virgin and Walmart.com.

Our online music services also face significant competition from free peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another's hard drives, all without securing licenses from owners of digital music rights. The legal status of these free services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws, particularly in the case of Grokster. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these "free" services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

Many of our competitors have significantly more resources than we do, including access to digital music rights, and some of our competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors may be able to offer goods and services at a lower price than we can. In addition, competing services may be able to obtain more or better music content or may be able to license digital music on more favorable terms than we can, which could harm the ability of our online music services to compete effectively in the marketplace.

The Internet and media distribution industries are undergoing substantial changes, which have resulted in increased consolidation. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we may be competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue.

We believe that consumers in the 35+ age group would be interested in a website which would allow them to buy music and at the same time benefit a charity or cause of their choice. We also believe that the 35+ age group is less likely to use file sharing services because they may be less comfortable with technology, and more likely to respect copyright laws. Accordingly, a significant market sector that we will focus our marketing efforts for our charity music website will be these older consumers. To do so we must recruit the best of those established and highly visible artists with whom this constituency identifies. It is certain that our ability to recruit such recording artists and effectively market to this audience will play a significant role in our success as a company.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children's privacy, copyrights and taxation, Sound Revolution is subject to rules and regulations around the world which effect the business of the Internet. Also, because Sound Revolution carries on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, regulation on what websites contain, and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Risks Related to our Business

We are a development stage online music distributor we may not be successful in developing our products and the value of your investment could decline.

We operate as an independent music distributor with no substantial tangible assets in a highly competitive industry. We have little operating history, no customers, no current products and no revenues. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

  our business model and strategy are still evolving and are continually being reviewed and revised;
  we may not be able to raise the capital required to develop our initial client base and reputation; and
  we may not be able to successfully develop our planned products and services.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in Sound Revolution will decline.

Our poor financial position and a lack of recent profits from operations could prevent us from accessing capital we need to continue operating, and prevent us from generating revenues.

Since inception, Sound Revolution has suffered recurring losses and has not earned any revenues to date from our intended business activities. We anticipate that we will continue to lose money in the foreseeable future as our operating expenses continue to increase. We cannot guarantee that we will ever achieve profitable operations or generate significant revenue with our current products and strategy.

Our independent certified public accountants have noted that we have an accumulated deficit, so our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditor modified their report in our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favorable to Sound Revolution. If we are unable to obtain capital to meet our working capital needs, we may not be successful in developing our intended products and services and this could prevent us from generating revenues.

The music industry is extremely competitive and we may not be able to compete successfully against other record labels and online music distributors, both large and small, for both artists and the public's attention.

The market for the promotion and distribution of music is extremely competitive and rapidly changing. We currently and in the future face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the recorded music business have more substantial competitive advantages than we have. Our competitors may be able to respond more quickly to new or emerging technologies and changes in the public's musical tastes and devote greater resources to identify, develop and promote artists, and distribute and sell their music offerings than we can. If we are unable to response competitively to the public's taste in music, we will be unable to successfully generate revenues.

If charities do not sign up, we may fail to launch our initial retail site and we may not be able to successfully generate revenue.

We believe that in order to be successful, we must first establish a reputation by building our website, charitytunes.com. In order for charitytunes.com to launch offerings to the public, we must first secure the participation of several charities. To date, we have not signed up any charities for participation in charitytunes.com and we cannot guarantee that management will be successful in securing the participation of charities for our website. If we are not able to launch charitytunes.com to the public, we may be unable to generate revenue.

We may be liable to third parties for music and other content on our website that we distribute.

We may be liable to third parties for the content on our website that we expect to distribute:

  if the music, text, graphics, or other content available for downloading on our website violates their copyright, trademark, or other intellectual property rights;
  if our artists violate their contractual obligations to others by providing content on our website; or
  if anything on our website is deemed obscene, indecent or defamatory.

We will attempt to minimize these types of liability by requiring representations and warranties relating to our artists' ownership of and rights to distribute and submit their music and by taking related measures to review content available on our website. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business, all of which may have a negative impact on our operating results.

If we have difficulty enforcing our intellectual property rights our future profitability may suffer.

The decreasing cost of electronic equipment and related technology has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue is expected to come from the sale of audio products potentially subject to unauthorized copying. Intellectual property rights to information that is potentially subject to widespread, uncompensated dissemination on the Internet is expected to represent a substantial portion of our market value. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor, or if we fail to develop effective means of protecting our intellectual property or entertainment-related products and services, our future profitability may suffer.

If we are unable to successfully develop the technology necessary for our products and services, we may not be able to bring our services to market and may be forced to reduce or cease operations.

Our ability to commercialize our services is dependent on the advancement of existing technology. In order to obtain and maintain market share we will continually be required to keep up with advances in technology. We cannot assure you that our efforts will result in our services being upgraded with any advances in technology. We cannot assure you that we will not encounter unanticipated technological obstacles, which either delay or prevent us from completing the development of our services. Any such failures could cause us to reduce or cease our operations.

Security risks on the Internet may increase our costs and prevent us from becoming profitable.

The growth of E-commerce depends on the development of technology and services to allow secure transmission of confidential information over the Internet. The use of the Internet could decline if the security of on-line consumers is compromised or if consumers perceive it to be compromised. We may be required to spend money to protect against the threat of security breaches or to alleviate problems caused by such breaches. Protections against security breaches may not be available at a reasonable price or at all. Our costs of dealing with security could prevent us from becoming profitable. Perceived security risks could prevent us from developing customers and generating revenues.

If we become subject to burdensome government regulations affecting the Internet, our cost of doing business could increase, or we could become unable to carry out our business plan.

Sound Revolution is subject, both directly and indirectly, to various laws and regulations relating to its business. Laws and regulations applicable to the Internet are increasing. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. This and other legislation could decrease the growth of the Internet, decreasing the demand for Sound Revolution's products and services and negatively impacting our operating results. Other legislation could impose additional burdens on companies conducting business online which could prevent us from carrying out our business plan or could increase the cost of doing business or otherwise have an adverse affect on Sound Revolution, and could have a negative impact on our operating results.

Risks Related to our Securities

Our securities may qualify as penny stocks and may negatively affect the ability of our shareholders to sell their shares.

Sound Revolution’s common shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or Sound Revolution's net tangible assets; or exempted from the definition by the Commission.

If Sound Revolution's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in Sound Revolution's common stock and may affect the ability of shareholders to sell their shares.

Item 2.     Description of Property.

Our offices and studio are located at 345 West 11th Avenue, Unit 4, Vancouver, British Columbia, V5Y 1T3, telephone (604)780-3914, fax (604) 408 5177. We lease the studio, which is approximately 400 square feet, from Ryan Tunnicliffe, who is an officer of Sound Revolution. We pay Mr. Tunnicliffe $162 U.S. Dollars ($200 Canadian) per month for the facilities. The property is equipped with full music production and multimedia production facilities, including the following: Computer DAW Running Emagic Logic, Nuendo and Pro tools Computer Non-Linear Editing System, 210gb Adobe Premeire, After Effects Roland JV-30 midi controller Yamaha RM1x Midi Sequencer Emu Launch Pad Midi Controller Korg Electribe ES Groove Sampler Yamaha Ry-30 Rhythm Programmer Korg MicroKorg Synthesiser, Ensoiq DP4+, Aphex Aural Exciter, Emu ESI-4000 Sampler Lexocon Vortex Signal Processor, DeltaLab Effectron Delay Line, Symtrix SG-200 Dual Signal Gates (2), Spirirt Folio Mixer, Videoonics Mx1. video mixer, Yamaha cs-10 Vintage Analog Synth, Yamaha cs-15, Vestex Turntables and Mixer Sony TRV-900 3CCD DV, Canon Vistua Digital Video Camera, and an Audio Technica 291b Mic. A copy of the lease agreement is attached as Exhibit No. 10.2, and a copy of the addendum to the lease agreement is attached as Exhibit No. 10.3. Internet connection and fax are included in our monthly lease payment. We pay an additional fee for our telephones.

Item 3.     Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4.     Submissions of Matters to a Vote of Security Holders.

We had no submissions of matters to a vote of security holders during the last quarter of our fiscal year.

Item 5.     Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SRVN", but as of June 6, 2005, there had not yet been a trade of our common stock.

Holladay Stock Transfer, Inc., 2949 North 67th Place, Scottsdale, Arizona 85251 (telephone 480-481-3940, facsimile 480-481-3941 is the transfer agent for our shares of common stock.

As of June 6, 2005, we had 10,269,814 shares of common stock outstanding and approximately 41 stockholders of record.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In July, 2004, we issued 248,314 shares of our common stock at a price of $0.20 per share, or aggregate proceeds of $49,663. Our offering was made available to residents of British Columbia, Canada through exemptions for business associates, friends and family of Sound Revolution. These transactions did not involve a public offering and were exempt from registration in the U.S. pursuant to Section 4(2) and regulation S of the Securities Act of 1933. All of these investors were "accredited" investors.

In July, 2004, Sound Revolution issued 14,500 shares of our common stock in payment for consulting services, valued cumulatively at $2,900, or $.20 per share. The following lists the individuals to which the shares were issued and their relationship to Sound Revolution:

Name	Number of shares	Relationship to Company

Chris Russell	2,000	Business development Consultant
Angela Green	2,000	Business development Consultant
Stephanie Hartman	2,000	Business development Consultant
Ryan Tunnicliffe	5,000	Vice President, Production
George Muenz	2,000	Business development Consultant
Peter Gordon	1,500	Business development Consultant

These issuances were considered exempt from registration under Section 4(2) of the Securities Act of 1933 (transactions by an issuer not involving any public offering).

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

Sound Revolution is a development stage company and our efforts have been principally devoted to developing a website through which we intend to sell digital music downloads, and developing email management software which will enable musicians to market their music and music related products online.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete development of our products and bring them to market quickly.

Sound Revolution's existence is dependent upon management's ability to develop profitable. Management anticipates Sound Revolution will attain profitable status and improve its liquidity through the continued developing of its products and establishing a profitable market for Sound Revolution's products and additional equity investment in Sound Revolution. Sound Revolution is currently developing website charitytunes.com through several third party contractors, and our plan is to have the site completed by the fall of 2005. We have acquired the rights to sell a catalogue of over 6,000 songs in various genres, and we intend to continue entering into agreements with music rights owners to distribute their songs online. One of the features we are building into our website charitytunes.com, is an automated feature that allows musicians to agree to our digital distribution agreement and upload their music to us via the Internet. We still need to enter into agreements for the participation of charities for our business plan to work. Our plans are to have our website www.charitytunes.com fully functioning with a good selection of digital music for sale and the participation of several charities to assist us in marketing the website by the end of 2005.

We are currently designing the specifications for our email management software and we hope to enter into an agreement for the full development of the software by the fall of 2005 and have this product available for launch into the market by the summer of 2006. Neither the website charitytunes.com nor our email marketing software is currently generating revenues. However, we hope to be generating revenues from charitytunes.com by early 2006 and generating revenues from our email management software by summer, 2006.

In order to improve Sound Revolution's liquidity, Sound Revolution intends to, in the fall of 2005, begin pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance Sound Revolution will be successful in its efforts to secure additional equity financing. If Sound Revolution is unable to raise equity or obtain alternative financing, Sound Revolution may not be able to continue operations with respect to the continued development and launch of its website charitytunes.com, or the development of its fan management software and we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that Sound Revolution can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

We intend to spend approximately $14,000 over the course of the next year to develop our website charitytunes.com and another $10,000 in the development of our fan management software.

RESULTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

REVENUES:

Sound Revolution recorded $4,117 in revenues for the year ended February 29, 2004 verses no revenues in the year ended February 28, 2005. The $4,117 in revenues are the only significant revenues Sound Revolution has ever recorded. These revenues were generated from ticket sales to an event called SHOW! which Sound Revolution co-produced and which featured visual artists and live musical performances. Tickets to SHOW! were sold at a price of approximately $11 each prior to the event and for approximately $15 each at the door. At the time the event SHOW! took place, Sound Revolution had contemplated that it would produce live events on a regular basis in order to promote musicians that Sound Revolution was doing business with. Since then, management has decided to focus Sound Revolution's efforts on building our music download website, www.charitytunes.com and on designing our email management software. We therefore do not expect to generate significant revenues from ticket sales for live events in the future.

COST OF SALES:

The cost of sales for the year ended February 29, 2004 were $4,169, $2,249 of which were paid to Heather Remillard, our President, for coordination fees of SHOW!, and the balance for the cost of producing and marketing the event. As Sound Revolution generated no revenues for the year ended February 28, 2005, there are no cost of sales for this period.

EXPENSES:

The major components of our expenses for the year ended February 28, 2005 are marketing fees $1,180 consisting of website hosting fees, professional fees of $28,500 which are mainly attributable to our auditor costs, research and development of $2,990 which was mainly paid in the form of shares to participants in our business development think tank and other consultants for research on the online music industry, and general and administrative expenses of $9,636, which include telephone fees, couriers, corporate fees including corporate expenses, office supplies and approximately $150 monthly for rent. Our total expenses for the period were $43,968, an increase of $42,388 from the year ended February 29, 2004. The difference is mainly attributable to our auditor costs and research and administration. In the year ended February 29, 2004 our marketing fees were $734, consisting of web hosting fees, $368 in professional fees, and $478 in administrative expenses.

The only executive compensation paid during the year ended February 28, 2005 was $2,000 paid as director fees to Susanne Milka. This amount has been included in professional fees. There was no executive compensation accrued.

NET LOSSES:

Net loss for the year ended February 28, 2005 was $43,968 and loss per share was $0.00 compared to a net loss of $1,632 and loss per share of $0.00 for the year ended February 29, 2004.. The increase in losses was primarily due to auditor fees, corporate expense, research and development and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

As of February 28, 2005, we had working capital of $24,650. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. Sound Revolution expects to incur substantial losses over the next year.

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

As a result of Sound Revolution's operating loss of $56,928 from its inception on June 4, 2001 through February 28, 2005, Sound Revolution generated a deficit accumulated during the development stage of $56,928. Sound Revolution met its cash requirements during this period through the receipt of $22,672 of cash advanced by Bacchus Entertainment Ltd. (“Bacchus”), a company 100% owned by Penny Green, Sound Revolution's President, as well as $58,622 received in exchange for the sales of Sound Revolution's common stock in private placements.

We have not generated significant revenue in any period to carry our costs of operations, realizing a negative cash flow from operations of $43,418 for the year ended February 28, 2005 compared to a negative cash flow from operations of $1,807 for the year ended February 29, 2004. We have derived our liquidity in the year ended February 28, 2005 principally from $49,663 raised from the sale of common stock, an assessed value of $2,900 worth of our common stock being paid for services, and shareholder loans of $17,061.

As of February 28, 2005, we had received loans from Bacchus, a company owned by Penny Green, our President and Chief Executive Officer, totaling $22,672.

On August 31, 2004, Penny Green, Sound Revolution and Bacchus entered into an agreement, whereby the parties agreed that the net amount of monies borrowed by Sound Revolution from Penny Green and Bacchus would all convert to a loan owed by Sound Revolution to Bacchus and that Bacchus would make further loans to Sound Revolution from time to time as requested by Sound Revolution up to an aggregate amount of $70,000, so long as the request was made prior to August 31, 2006. It was also agreed that interest would accrue on any outstanding balance at an annual rate of 10% beginning on September 1, 2004. Pursuant to the monies received by Sound Revolution and the loan agreement signed on February 28, 2005, the total amount of monies owed by Sound Revolution to Bacchus as of February 28, 2005 was $22,672. A copy of the loan agreement is attached as Exhibit 10.5. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter.

Our losses for the year ended February 28, 2005 were $43,968 or $3,664 per month. We estimate that our expenses over the next 12 months will be approximately $328,050 as follows:

$12,000 for continued development of our website charitytunes.com
$25,000 in auditor and legal fees
$10,000 for development of the first phase of our email management software
$12,050 in director's fees
$12,000 general administration expenses
$5,000 in marketing fees
$100,000 in consulting fees relating to promotion and marketing of our website, charitytunes.com
$100,000 in consulting fees relating to the continued development of charitytunes.com through music acquisitions and alliances
$50,000 in market research costs

As of February 28, 2005, we had cash equivalents of $23,157, and we believe that we need approximately an additional $305,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. Once phase one of our website charitytunes.com is complete, we intend to seek financing of between $500,000 and $1,000,000 to complete and launch our products into the market.

We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

Sound Revolution will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. If the cash in our account is insufficient to cover our Auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on February 28, 2005, or by seeking financing through equity placements. If Sound Revolution is unable to raise necessary capital to meet its capital requirements, Sound Revolution may not be able to pay its internet hosting fees, which may mean Sound Revolution's website and digital music may never become available to the public, and Sound Revolution may not be able to pay its auditor which could result in a failure to comply with accounting disclosure requirements.

As Sound Revolution expands in the future, and once our products are ready for distribution, Sound Revolution will incur additional costs for personnel. In order for Sound Revolution to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $250,000 per year beginning in 2006 to pay salaries to employees or consultants in working in the areas of marketing, sales and accounting.

The effect of inflation on Sound Revolution's revenue and operating results was not significant. Sound Revolution's operations are located primarily in Canada. Sound Revolution's independent certified public accountants have stated in their report dated May 27, 2005 included herein, that Sound Revolution has incurred operating losses from its inception, and that Sound Revolution is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about Sound Revolution's ability to continue as a going concern.

Known Material Trends and Uncertainties

Sound Revolution intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that these agreements will require us to make an initial payment to the digital music rights owner in order to secure the music rights. Further, we anticipate that these agreements will require us to pay to owners of the music as much as 50% of our net profits as a royalty on the sale of their songs. Our goal is to acquire 5,000 songs over the next 12 months. If we are successful in concluding music licensing agreements for 5,000 songs, we anticipate that the initial costs to us will be in the range of $2,000 to $10,000. We are obligated to make a payment of $2200 by July 31, 2005 to complete our advance royalty payment pursuant to our agreement with David Hersk and Associates for the rights to distribution digitally a library of approximately 6,664 sound recordings.

Pursuant to our agreement with Gravit-e Technologies Inc. for the development of all programming elements for charitytunes.com, we are obligated to make payments of approximately $6,800 over the next three months. If are programming development activities increase as we anticipate, then we expect there will be a moderate increase in our administrative and accounting costs. All of these factors may have an adverse effect on our liquidity during the next 12 months. Other than the development of our software and music licensing, we also intend to hire several business development consultants and one publicist to assist us in launching charitytunes.com during the next 12 months.

As of June 6, 2005, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Certain Relationships and Related Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000. We are a partially owned subsidiary of Bacchus Entertainment Ltd., a company incorporated in British Columbia which is 100% owned by Penny Green.

Plan of Operation for the 12 Months ending February 28, 2006

Our plan is to complete all design and programming elements for our website charitytunes.com by fall of 2005. At that time, if we are successful in finding consultants who will accept our stock as compensation, or if we successfully raise additional capital, we intend to hire several business development consultants to assist us in marketing and publicizing charitytunes.com, as well as assist Sound Revolution in making alliances with music rights owners, charities and marketing partners. If we are successful in hiring several consultants, we may require larger offices, which could increase our monthly administration costs significantly. We also plan to devote some resources to building our FanProTM email management software in 2006 if we are successful in raising additional capital.

Research and Development

On July 23, 2004, Sound Revolution conducted its first Business Development Think Tank. Participants included Sound Revolution's Chief Financial Officer, Penny Green, our Vice President of Production, Ryan Tunnicliffe, Chris Russell, Chief Technology Officer of View Assessments Inc., Stephanie Hartman, an independent marketing consultant, George Muenz, General Manager of Netnation Communications Inc., and Angela Green, a software engineer and the sister of Penny Green, our President and Chief Executive Officer. At the Think Tank, the participants together discussed the Internet, digital media and digital music industries, where potential business opportunities lay and how Sound Revolution might take advantage of new opportunities by incorporating plans for new products or services into its business plan. Each of the participants, except Ms. Green, were compensated with 2,000 shares of our common stock (10,000 total shares), valued at $0.20 per share, for total compensation of $2,000. Sound Revolution management determined that the price of $0.20 per share was appropriate because it was the offering price of our common stock in the most recent private placement we had completed at the time. Each of the participants in the Think Tank signed an agreement in the same form of the Business Development Think Tank Agreement which with Ryan Tunnicliffe which is attached as Exhibit 10.3 to the SB-2 filed by Sound Revolution on December 8, 2004. Sound Revolution also issued 4,500 shares, valued at $0.20 per share, totaling $900 as compensation for research services regarding the online music industry. Other than these expenses, we have not spent any money on research and development. Management has engaged in online research to develop our business plan, and to assist us in choosing technology partners. We are in the process of setting up a series of focus groups through which we intend to review and further develop our music acquisition and marketing plans for charitytunes.com.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through February 28, 2006, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending February 28, 2006, we anticipate that we will increase the number of employees we retain if we are successful in launching charitytunes.com. To market and further develop alliances for charitytunes.com, we intend to hire one publicist and one or two business development professionals. If we are successful in retaining such individuals, we may retain them as consultants or as employees.

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. The following are what management considers to be the Sound Revolution’s critical accounting policies.

Music Rights

In February 2003, Sound Revolution purchased for $298 ($400 Canadian) the rights to represent a musician artist in the release of his first musical album. The artist, Ryan Tunnicliffe, is also an officer of Sound Revolution. Music rights include non-inclusive use of and distribution rights to the songs in various multi-media formats from the musician's first album. The music rights will be tested at least annually for impairment. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009.

Revenue Recognition and Cost of Revenue

Revenues from musical events are recognized when the event takes place. Costs are expensed as the related event takes place. Costs typically include show coordination fees, venue fees, event advertising and promotion, show production costs, and artist costs.

Stock-Based Compensation

We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. No stock-based employee compensation cost is reflected in net loss with respect to options because no options have been granted. Since Sound Revolution has not issued stock options to employees, there is no effect on net loss or loss per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. When Sound Revolution issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

Item 7.     Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our financial statements are included herein as pages F-1 to F-13.

C O N T E N T S

F-i

PETERSON SULLIVAN PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sound Revolution, Inc.

We have audited the accompanying consolidated balance sheet of Sound Revolution, Inc. (a development stage company) and Subsidiary as of February 28, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended February 28, 2005, and February 29, 2004, and for the period from June 4, 2001 (date of inception) to February 28, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Revolution, Inc. (a development stage company) and Subsidiary as of February 28, 2005, and the results of their operations and their cash flows for the years ended February 28, 2005 and February 29, 2004, and for the period from June 4, 2001 (date of inception) to February 28, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate significant revenues or positive cash flows from operations to date and has an accumulated deficit of $56,928 at February 28, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

May 27, 2005
Seattle, Washington

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
February 28, 2005
(U.S. Dollars)

ASSETS
Current Assets
Cash	$23,157
Prepaid expenses	3,073
Total current assets	26,230
Music Rights	325
Office Equipment, net of accumulated depreciation	1,646
$28,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Note payable to stockholder, current portion	$1,000
Accrued interest due to stockholder	580
Total current liabilities	1,580
Note Payable to Stockholder, less current portion	21,672
Stockholders' Equity
Common stock, $.0001 par value, 80,000,000
common shares authorized; 10,269,814 shares
issued and outstanding	1,027
Additional paid-in capital	60,495
Deficit accumulated during the development stage	(56,928)
Accumulated other comprehensive income	355
4,949
$28,201

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

     CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended February 28, 2005, and February 29, 2004, and
for the Period from June 4, 2001 (Date of Inception) to February 28, 2005
(U.S. Dollars)

			Cumulative
			During the
			Development
	2005	2004	Stage

Sales	$-	$4,117	$4,117

Cost of Sales		4,169	4,169

Gross Margin	-	(52)	(52)

Expenses
Marketing	1,180	734	7,874
Professional fees	28,500	368	30,222
Research and development	2,990		2,990
Interest	1,662		1,662
General and administrative	9,636	478	14,128

Total expenses	43,968	1,580	56,876

Net loss	$(43,968)	$(1,632)	$(56,928)

Net loss per common share (basic and
fully diluted)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding (basic and fully diluted)	10,167,501	10,007,000

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended February 28, 2005, and February 29, 2004,
and for the Period from June 4, 2001 (Date of Inception) to February 28, 2005
(U.S. Dollars)

			Cumulative
			During the
			Development
	2005	2004	Stage

Net loss	$(43,968)	$(1,632)	$(56,928)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,588	(437)	355

Comprehensive loss	$(42,380)	$(2,069)	$(56,573)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended February 28, 2005, and February 29, 2004,
and for the Period from June 4, 2001 (Date of Inception) to February 28, 2005
(U.S. Dollars)

				Deficit
				Accumulated	Foreign
	Common Stock		Additional	During the	Currency
			Paid-in	Development	Translation
	Shares	Amount	Capital	Stage	Adjustment	Total

Issuance of common stock for cash:
June 15, 2001	8,000,000	$800	$-	$-	$-	$800
June 27, 2001	2,000,000	200	7,054			7,254
August 31, 2001	7,000	1	904			905
Translation adjustment					(659)	(659)
Net loss for period			-	(8,692)		(8,692)

Balances, February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment					(137)	(137)
Net loss for year				(2,636)		(2,636)

Balances, February 28, 2003	10,007,000	1,001	7,958	(11,328)	(796)	(3,165)
Translation adjustment					(437)	(437)
Net loss for year				(1,632)		(1,632)

Balances, February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)
Issuance of common stock for cash, July 2004	248,314	25	49,638			49,663
Issuance of common stock for professional
services, July 2004	14,500	1	2,899			2,900
Translation adjustment					1,588	1,588
Net loss for year				(43,968)		(43,968)

Balances, February 28, 2005	10,269,814	$1,027	$60,495	$(56,928)	$355	$4,949

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended February 28, 2005, and February 29, 2004,
and for the Period from June 4, 2001 (Date of Inception) to February 28, 2005
(U.S. Dollars)

			Cumulative
			During the
			Development
	2005	2004	Stage
Cash Flows from Operating Activities
Net loss for period	$(43,968)	$(1,632)	$(56,928)
Depreciation expense	143		143
Issuance of common stock for professional services	2,900		2,900
Adjustment to reconcile net loss for period
to net cash used in operating activities
Increase in prepaid expenses	(3,073)		(3,073)
Increase in accrued interest due to stockholder	580		580
Decrease in accounts payable		(175)

Net cash used in operating activities	(43,418)	(1,807)	(56,378)

Cash Flows from Investing Activities
Purchase of office equipment	(1,796)		(1,796)
Purchase of music rights		(298)	(298)

Net cash used in investing activities	(1,796)	(298)	(2,094)

Cash Flows from Financing Activities
Issuance of common stock for cash	49,663		58,622
Net borrowing from stockholder	17,061	2,122	22,672

Net cash provided by financing
activities	66,724	2,122	81,294

Foreign exchange rate effect on cash	1,568	(437)	335

Net increase (decrease) in cash	23,078	(420)	23,157

Cash, beginning of period	79	499	-

Cash, end of period	$23,157	$79	$23,157

Supplemental Cash Flow Information:

Cash paid for interest	$1,082	$-	$1,082

Cash paid for income taxes	$-	$-	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose (see Note 4). The Company has a wholly-owned subsidiary, Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia.

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its wholly-owned subsidiary, Sound Revolution Recordings, Inc. All intercompany accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $56,928 at February 28, 2005, and has used cash of $56,378 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $350,000. A company controlled by the Company's major stockholder and CFO has agreed to loan the Company up to $70,000 ($22,672 has been drawn through February 28, 2005) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Cash

Cash consists of funds held in checking accounts at a bank in Canada.

Music Rights

In February 2003, the Company purchased for $298 ($400 Canadian) the rights to represent a musician artist in the release of his first musical album. The artist is also an officer of the Company. Music rights include non-inclusive use of and distribution rights to the songs in various multi-media formats from the musician's first album. The music rights will be tested at least annually for impairment. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009.

Office Equipment

Office equipment is stated at cost and is depreciated using the straight-line method over the estimated lives of the related assets of five years.

Note Payable to Stockholder

The Company has a note payable to a stockholder bearing interest at 10%. Interest is charged and is payable quarterly on any outstanding balance beginning on September 1, 2004 (prior to that date the borrowings from the stockholder were non-interest bearing). The Company can draw against this note up to $70,000 through August 2006. The note requires a $500 monthly principal repayment beginning January 2006, until the outstanding balance, including all interest, is paid in full. The note is unsecured.

Required principal payments on this note for years ending in February are:

2006	$1,000
2007	6,000
2008	6,000
2009	6,000
2010	3,672

$22,672

Revenue Recognition and Cost of Revenue

Revenues from musical events are recognized when the event takes place. Costs are expensed as the related event takes place. Costs typically include show coordination fees, venue fees, event advertising and promotion, show production costs, and artist costs.

The Company paid show coordination fees to an officer of the Company in 2004 of $2,249. No such fees were paid to this officer in 2005.

Research and Development Expenses

Research and development costs are expensed as incurred.

Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive common shares outstanding during the years ended February 28, 2005, or February 29, 2004.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its Canadian subsidiary into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses in the consolidated statements of operations. Such amounts were not material in 2005 or 2004.

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and then respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be receivable against future taxable income.

Fair Value of Financial Instruments

Financial instruments consist of cash, accrued interest, and the note payable to stockholder. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and/or approximation of current market interest rates.

Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. No stock-based employee compensation cost is reflected in net loss with respect to options because no options have been granted. Since the Company has not issued stock options to employees, there is no effect on net loss or loss per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

New Accounting Pronouncements

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate timesharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, "Exchanges of Nonmonetary Assets" – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) is expected to have no impact on the Company's consolidated financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"', which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. Upon ratification by the Financial Accounting Standards Board, EITF 04-8 will become effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share of the Company.

Note 2. Income Taxes

The difference between the tax at the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets. As of February 28, 2005, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

At February 28, 2005, the Company has tax losses of approximately $46,900 in the United States and $10,000 in Canada available to reduce future taxable income. The tax losses in the United States expire in years between 2022 and 2025. The tax losses in Canada expire in years between 2010 and 2015.

The deferred tax asset associated with the tax loss carryforwards is approximately $19,400 at February 28, 2005. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $14,800 and $650 for 2005 and 2004, respectively.

Note 3. Commitments

The Company has an operating lease agreement with an officer and stockholder of the Company for full access to his multimedia facilities which include a digital camera, full editing suite, encoding facilities, sound and music production, and compact disk duplication. The agreement calls for monthly lease payments of $200 (Canadian) through May 31, 2007. The lease may be terminated by the Company on one month's notice.

Future minimum payments under this lease as stated in U.S. dollars for years ending in February are:

2006	$1,949
2007	1,949
2008	487

$4,385

Rental expense under this lease amounted to $1,397 and none in 2005 and 2004, respectively.

Note 4. Subsequent Event

Subsequent to year-end, the Company entered into an agreement with a company for the development of a website through which customers will be able to purchase digital songs. The terms of the agreement require that the Company pay $11,550 (Canadian) for the development of the website and a monthly licensing and hosting fee of $170 (Canadian) following the earlier of initial public access to the website or substantial completion of development of the website. The Company has paid $3,300 (Canadian) under the terms of the agreement through May 2005.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer during the year, Heather Remillard and Chief Financial Officer, Penny Green upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. However, by way of letter dated May 27, 2005, Peterson Sullivan, PLLC (“PS”), Sound Revolution’s independent auditors, stated that we had a material weakness with respect to a lack of segregation of incompatible duties/inadequate accounting, PS expressed concern over the internal controls over accounting and financial reporting, as well as with respect to inadequate segregation of accounting responsibilities. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements could occur.

In response to said letter, Sound Revolution has noted that any individual who performs multiple tasks which normally would be allocated to separate persons should perform those duties with extra diligence. Further, it is our intention to increase the responsibilities of oversight of the Audit Committee to include the review an approval of all significant transactions and periodic review of accounting records and financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended February 28, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at June 4, 2005 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Penny Green	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman and Director	33	June 4, 2001
Susanne Milka	Director	29	March 14, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Penny Green, President, Chief Executive Officer, Chief Financial Officer, Chair of the Board

Ms. Green is the founder of Sound Revolution and served as President and Chief Executive Officer of Sound Revolution from May, 2001 to March, 2004. She has been a director of Sound Revolution since May, 2001 to the present, and in March, 2004 she was appointed Chair of the Board. On August 11, 2004, Ms. Green was appointed by the Board to act as the Chief Financial Officer and on June 1, 2005, Ms. Green was appointed as President and Chief Executive Officer of Sound Revolution. Ms. Green has worked in various aspects of the entertainment industry for over 8 years. From October, 2000 to April, 2004, Ms. Green was Director, President and Chief Executive Officer of Mediatelevision.tv, Inc. (formerly OTC.BB.MTVI), which was in the business of developing original streaming media shows for the Internet. Ms. Green worked as VP, Business Development of Angelaudio.com, Inc. (formerly OTC.BB.AADC), an online music distribution company, from May, 2000 to September, 2000. She has been practicing law and has been a member in good standing with the Law Society of British Columbia since 1996.

Susanne Milka, Director

Ms. Milka was appointed as a director for Sound Revolution on March 14, 2004. She has been working in the motion picture industry for the past six years. She has worked on the sets of several Hollywood films and television series, including "Scary Movie 3" "Stargate-Atlantis" and "Get Carter", as well as several Canadian feature film productions. Ms. Milka has developed expertise in various areas of film production, and most recently has been developing experience in the costume department. She has been wardrobe stylist on several commercials and music videos. Ms. Milka has recently completed courses in accounting at the British Columbia Institute of Technology, and is currently attending the UBC Sauder School of Business.

Significant Employees

Other than the executive officers described above, Sound Revolution does not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

The Audit Committee is currently composed of one member, Susanne Milka, who is independent within the meaning of the NASD listing standards and who is otherwise qualified to serve on the Audit Committee under those standards. Sound Revolution's board of directors has determined that Sound Revolution does not have an audit committee financial expert serving on its audit committee. The board of directors has determined that the cost of hiring a financial expert to act as a director of Sound Revolution and to be a member of the audit committee outweighs the benefits of having a financial expert on the committee. We have allocated $10,000 annually for independent legal and financial advice to the audit committee.

Committees of the Board

We do not have a compensation committee or a nominating committee at this time. Sound Revolution does not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified the Board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted for shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

We have not adopted a code of conduct. Companies whose equity securities are listed for trading on the OTCBB are not currently required to do so.

Item 10. Executive Compensation.

None of our officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Employment/Consulting Agreements

We have one consultant agreement with Ryan Tunnicliffe which was signed on September 14, 2004 whereby we have agreed to pay Mr. Tunnicliffe a total of approximately $1,900 to develop the site plan and graphic design for charitytunes.com. Of the total amount, approximately $800 has been paid and $1,100 more will be paid as development on charitytunes.com progresses. Mr. Tunnicliffe is also entitled to further compensation if he is successful in signing up charities or musicians or record labels to participate in charitytunes.com.

Stock Options/SAR Grants

Sound Revolution made no grants of stock options or stock appreciation rights during the fiscal year ended February 28, 2005.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2005.

One of our directors, Susanne Milka, has an agreement regarding compensation with Sound Revolution. The agreement entitles Ms. Milka to payment of $500 annually for services as a director and $1500 annually for services as the sole member of the audit committee. She was paid $2,000 for her director services for the fiscal year ended February 28, 2005.

Other than Susanne Milka, no director during the fiscal year ended February 28, 2005. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of June 13, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Penny Green (3)	8,000,000	77.90%
Heather Remillard (4)	2,000,000	19.47%
Susanne Milka (5)	10,000	Less than 1%
Directors and Executive Officers as a Group	8,010,000	78%

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Based on 10,269,814 shares of common stock issued and outstanding as of June 13, 2005.

(3) Penny Green is a Director and the Chief Executive Officer, Chair, Chief Financial Officer and President of Sound Revolution.

(4) Heather Remillard resigned as Director, President and Chief Executive Officer on May 30, 2005.

(5) Susanne Milka is a director of Sound Revolution.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Sound Revolution has an agreement with Ryan Tunnicliffe, an officer of Sound Revolution, for full access to his multimedia facilities which include a digital camera, full editing suite, encoding facilities, sound and music production, and compact disk duplication. The term of the agreements requires payment to Mr. Tunnicliffe of $200 Canadian per month. The agreement expires on May 31, 2007, but may be terminated by Sound Revolution on one month’s notice.

On September 14, 2004, Sound Revolution entered into an agreement with Mr. Tunnicliffe to develop a site plan and graphic design for charitytunes.com, a website owned by Sound Revolution, whereby we have agreed to pay Mr. Tunnicliffe a total of approximately $1,900 to develop the site plan and graphic design for charitytunes.com. Of the total amount, approximately $800 has been paid and $1,100 more will be paid as development on charitytunes.com progresses. Mr. Tunnicliffe is also entitled to further compensation if he is successful in signing up charities or musicians or record labels to participate in charitytunes.com.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

(3)	Articles of Incorporation/Bylaws

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Prospectus of Form SB-2 filed December 8, 2004).

3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Prospectus of Form SB-2 filed December 8, 2004).

(10)	Material Contracts

10.1	Lease Agreement with Ryan Tunnicliffe (incorporated by reference as Exhibit Number 10.2 of our Prospectus of Form SB-2 filed December 8, 2004).

10.2	Addendum to Lease Agreement with Ryan Tunnicliffe dated May 1, 2005.

10.3	Business Development Think Tank Agreement with Ryan Tunnicliffe (incorporated by reference as Exhibit Number 10.3 of our Prospectus on Form SB-2 filed December 8, 2004).

10.4	Website Development Agreement with Ryan Tunnicliffe dated September 15, 2004 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 10-QSB filed January 14, 2005).

10.5	Loan Agreement with Bacchus Entertainment Ltd. and Penny Green (incorporated by reference as Exhibit Number 10.5 of our Prospectus of Form SB-2 filed December 8, 2004).

10.6	Amendment to Loan Agreement with Bacchus Entertainment Ltd. dated (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-QSB filed January 14, 2005).

10.7	Agreement with David Hersk & Associates dated January 11, 2005.

10.8	Development Agreement with Gravit-e Technologies Inc. dated May 3, 2005

(31)	Certifications

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports of Form 8-K

On January 11, 2005, Sound Revolution’s wholly owned subsidiary, Sound Revolution Recordings Inc. (“SR Recordings”) entered into an agreement with David Hersk doing business as Hersk & Associates to acquire certain distribution rights to a library of 6,664 sound recordings. For a period of six years from the date of the agreement, SR Recordings has the right to stream the songs from its websites, and to sell them through web sites, in-store kiosks, portable music players, mobile phones, personal digital assistants, wireless applications and other Internet enabled devices, as well as compilation CDs containing songs pre-determined by SR Recordings or as a customized compilation. Under the agreement, SR Recordings is entitled to choose the price to download the songs, and after accounting for expenses and promotional costs, including any donations to charities or non-profit organizations, the remainder of the purchase price shall be split 50/50 between SR Recordings and Hersk & Associates. The library consists of 6,664 songs in a wide variety of genres, including Children’s, Classical, Country, Big Band, Dance Music, Easy Listening, Holiday Favorites, Inspirational, Jazz, Rock, Pop, Specialty, Stage and Screen and World Music

On May 3, 2005, SR Recordings entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) for the development of Sound Revolution’s charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases. The total cost for the site will be approximately $9,300, and half of the fees may be payable in Sound Revolution’s common stock. Sound Revolution shall have exclusive ownership and copyright for source code for any applications or modules which are entirely custom developed by Gravit-e for Sound Revolution.

On May 30, 2005 Heather Remillard resigned as Director, Chief Executive Officer and President. Penny Green, the Chairman and Chief Financial Officer of Sound Revolution, was appointed to serve as President and Chief Executive Officer, effective June 1, 2005 following Ms. Remillard’s resignation. Penny Green, 33, founded Sound Revolution in 2001and has served as Chair since 2001 and Chief Financial Officer since August, 2004. Ms. Green served as President and Chief Executive Officer of Sound Revolution from June, 2001 to March, 2004.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended February 28 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28,	February 28,
	2005	2004
Audit Related Fees	$26,500	0
Tax Fees	0	0
All Other Fees	0	0
Total	26,500	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC.
a Delaware corporation

/s/ Penny Green
Penny Green, President, Chair, Secretary,
Chief Executive Officer, Chief Financial Officer
and Director

Date: June 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Penny Green
Penny Green, President, Chair, Secretary,
Chief Executive Officer, Chief Financial Officer
and Director

Date: June 14, 2005

/s/ Susanne Milka
Susanne Milka,
Director

Date: June 14, 2005