Form 10QSB
period 2005-05-31
Sound Revolution Inc.
filed 2005-07-15
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

345 West 11th Avenue, Unit 4, Vancouver, British Columbia, Canada V5Y 1T3
(Address of principal executive offices)

(604) 780-3914
Issuer’s telephone number

3955 Graveley Street, Burnaby, British Columbia, Canada V6C 3T4
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

As of July 15, 2005, the registrant’s outstanding common stock consisted of 10,353,161 shares.

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

Item 1. Financial Statements.

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
May 31, 2005
(Unaudited)
(U.S. Dollars)

ASSETS

Current Assets
Cash	$10,820
Prepaid expenses	3,025

Total current assets	13,845

Office Equipment, net	1,590

Music Rights	320

$15,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,500
Note payable to stockholder, current portion	1,000
Accrued interest due to stockholder	1,142

Total current liabilities	8,642

Note Payable to Stockholder, less current portion	14,277

Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 80,000,000 shares
authorized; 10,269,814 shares issued and outstanding	1,027
Additional paid-in capital	60,495
Deficit accumulated during the development stage	(68,990)
Accumulated other comprehensive income	304

(7,164)

$15,755

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended May 31, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to May 31, 2005
(Unaudited)
(U.S. Dollars)

			Cumulative
	Three-Month Period Ended		During the
			Development
	May 31, 2005	May 31, 2004	Stage

Sales	$-	$-	$4,117
Cost of sales			4,169

Gross margin	-	-	(52)

Expenses
Marketing	88	191	7,962
Professional fees	6,502	5,914	36,724
Research and development			2,990
General and administrative	4,898	1,132	19,026
Interest expense	574		2,236

Total expenses	12,062	7,237	68,938

Net loss	$(12,062)	$(7,237)	$(68,990)

Net loss per common share (basic and
fully diluted)	$-	$-

Weighted average number of common
shares outstanding (basic and fully diluted)	10,269,814	10,007,000

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended May 31, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to May 31, 2005
(Unaudited)
(U.S. Dollars)

			Cumulative
	Three-Month Period Ended		During the
			Development
	May 31, 2005	May 31, 2004	Stage

Net loss	$(12,062)	$(7,237)	$(68,990)

Other comprehensive income (loss)
Foreign currency translation adjustment	(51)	161	304

Comprehensive loss	$(12,113)	$(7,076)	$(68,686)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Periods from June 4, 2001 (Date of Inception) to May 31, 2005
(Unaudited)
(U.S. Dollars)

				Deficit
				Accumulated	Foreign
			Additional	During the	Currency
	Common Stock		Paid-in	Development	Translation
	Shares	Amount	Capital	Stage	Adjustment	Total
Issuance of common stock for cash:
June 15, 2001	8,000,000	$800	$-	$-	$-	$800
June 27, 2001	2,000,000	200	7,054			7,254
August 31, 2001	7,000	1	904			905
Translation adjustment					(659)	(659)
Net loss for period				(8,692)		(8,692)

Balances, February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment					(137)	(137)
Net loss for year				(2,636)		(2,636)

Balances, February 28, 2003	10,007,000	1,001	7,958	(11,328)	(796)	(3,165)
Translation adjustment					(437)	(437)
Net loss for year				(1,632)		(1,632)

Balances, February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)

Issuance of common stock for cash:						-
July 2004	248,314	25	49,638			49,663
Issuance of common stock for professional services:						-
July 2004	14,500	1	2,899			2,900
Translation adjustment					1,588	1,588
Net loss for year				(43,968)		(43,968)

Balances, February 28, 2005	10,269,814	1,027	60,495	(56,928)	355	4,949
Translation adjustment					(51)	(51)
Net loss for the period				(12,062)		(12,062)

Balances, May 31, 2005	10,269,814	$1,027	$60,495	$(68,990)	$304	$(7,164)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended May 31, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to May 31, 2005
(Unaudited)
(U.S. Dollars)

			Cumulative
			During the
			Development
	May 31, 2005	May 31, 2004	Stage

Cash Flows from Operating Activities
Net loss for period	$(12,062)	$(7,237)	$(68,990)
Depreciation expense	30		173
Issuance of common stock for professional services			2,900
Adjustment to reconcile net loss for period
to net cash used in operating activities
(Increase) decrease in prepaid expenses	48		(3,025)
Increase in accounts payable and accrued expenses	6,500		6,500
Increase in accrued interest due to stockholder	562		1,142

Net cash used in operating
activities	(4,922)	(7,237)	(61,300)

Cash Flows from Investing Activities
Purchase of music rights			(298)
Purchase of office equipment			(1,796)

Net cash used in investing activities	-	-	(2,094)

Cash Flows from Financing Activities
Issuance of common stock for cash			58,622
Net borrowing (repayment) from stockholder	(7,395)	9,258	15,277

Net cash provided by (used in) financing
activities	(7,395)	9,258	73,899

Foreign exchange effect on cash	(20)	166	315

Net increase (decrease) in cash	(12,337)	2,187	10,820

Cash, beginning of period	23,157	79	-

Cash, end of period	$10,820	$2,266	$10,820

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$1,082
Cash paid for income tax	$-	$-	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. The Company is planning to pursue the business of providing tools and services for music distribution and promotion, and is currently designing a website for this purpose. The Company has a wholly-owned subsidiary, Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada, on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia.

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars and include the accounts of the Company and its wholly-owned subsidiary, Sound Revolution Recordings, Inc. All intercompany accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet generated significant revenues from its intended business activities. The Company has incurred losses since inception resulting in an accumulated deficit of $68,990 at May 31, 2005, and has used cash of $61,300 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.

The Company expects that its cash requirements over the next 12 months will not exceed $1,200,000. A company controlled by the Company's majority stockholder and CEO has agreed to loan the Company up to $70,000 ($15,277 has been drawn through May 31, 2005) to meet some of its capital requirements for that period. To meet the balance of its capital requirements, and for working capital beyond 12 months, the Company plans to generate cash from the sale of stock to the public and to existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the period ended February 28, 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

Note 3. Subsequent Event

Subsequent to quarter end, the Company issued a total of 83,347 shares for consulting and other services for a total value of $25,004.

Additionally, in June 2005 the Company incorporated Charity Tunes, Inc. as a wholly-owned subsidiary.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sound Revolution Inc. (“Sound Revolution”) is a development stage company and our efforts have been principally devoted to developing a website through which we intend to sell digital music downloads, and developing email management software which will enable musicians to market their music and music related products online.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete development of our products and bring them to market quickly.

Sound Revolution's existence is dependent upon management's ability to develop profitable operations. Management anticipates Sound Revolution will attain profitable status and improve its liquidity through the continued developing of its products and establishing a profitable market for Sound Revolution's products and additional equity investment in Sound Revolution. Sound Revolution is currently developing website charitytunes.com through several third party contractors, and our plan is to have the site completed by the fall of 2005. We have acquired the rights to sell a catalogue of over 6,000 songs in various genres, and we intend to continue entering into agreements with music rights owners to distribute their songs online. One of the features we are building into our website charitytunes.com, is an automated feature that allows musicians to agree to our digital distribution agreement and upload their music to us via the Internet. We still need to enter into agreements for the participation of charities for our business plan to work. Our plans are to have our website www.charitytunes.com fully functioning with a good selection of digital music for sale and the participation of several charities to assist us in marketing the website by the end of 2005. We have incorporated a Delaware company, Charity Tunes Inc., and our intention is to transfer all of our assets relating to charitytunes.com to Charity Tunes Inc. Management is considering spinning Charity Tunes Inc. off as a separate company through a declaration of dividends of Charity Tunes Inc. shares to Sound Revolution shareholders. If this were to happen, the operations of Charity Tunes Inc. would no longer be part of our company.

In order to improve Sound Revolution's liquidity, Sound Revolution intends to consider a reorganization of its corporate structure and pursue additional equity financing through discussion with investment bankers and private investors. Sound Revolution is also actively seeking acquisitions of businesses that will add value to Sound Revolution or Charity Tunes Inc. There can be no assurance Sound Revolution will be successful in its efforts to secure additional equity financing. If Sound Revolution is unable to raise equity or obtain alternative financing, Sound Revolution may not be able to continue operations with respect to the continued development and launch of its website charitytunes.com, or the development of its fan management software and we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that Sound Revolution can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

Results of Operations

REVENUES

Sound Revolution recorded no revenues for the three month period ended May 31, 2005 and no revenues from the three month period ended May 31, 2004. Sound Revolution recorded $4,117 in revenues from inception (June 4, 2001) through to May 31, 2005. The $4,117 in revenues are the only revenues Sound Revolution has ever recorded. These revenues were generated from ticket sales to an event called SHOW! which Sound Revolution co-produced and which featured visual artists and live musical performances. Tickets to SHOW! were sold at a price of approximately $11 each prior to the event and for approximately $15 each at the door. At the time the event, SHOW!, took place, Sound Revolution had contemplated that it would produce live events on a regular basis in order to promote musicians that Sound Revolution was doing business with. Since then, management has decided to focus Sound Revolution's efforts on building our music download website, www.charitytunes.com and on seeking acquisitions that will add value to Sound Revolution. We therefore do not expect to generate significant revenues from ticket sales for live events in the future.

COST OF SALES

There were no cost of sales of the three months ended May 31, 2005, or for the three months ended May 31, 2004.

EXPENSES

The major components of our expenses for the three months ended May 31, 2005 are marketing fees of $88 consisting of website hosting fees, professional fees of $6,502 for director fees and fees for our annual audit, no research and development expenses, general and administrative expenses of $4,898, which include telephone fees, couriers, office supplies and approximately $162 U.S. dollars ($200 Canadian) monthly for rent, and interest expense of $574. Our total expenses for the period were $12,062, an increase of $4,825 from the three month period ended May 31, 2004. The difference is mainly attributable to an increase in our general and administrative costs in the most recent quarter. In the three month period ended May 31, 2004 our marketing fees were $191, our professional fees were $5,914, mostly for auditor fees, and our general and administrative expenses were $1,132.

NET LOSSES

Net loss for the three months ended May 31, 2005 was $12,062 and loss per share was $0.00 compared to a net loss of $7,237 and loss per share of $0.00 for the three months ended May 31, 2004. The increase in losses was primarily due to an increase in general and administrative expenses. Our cumulative net losses from June 4, 2001, our date of inception, to May 31, 2005 was $68,990.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005, we had working capital of $5,203. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology and website development. Sound Revolution expects to incur substantial losses over the next year.

We have been contacting charities and other companies to build marketing alliances. Also, we have been searching for acquisitions to increase the value of Sound Revolution. We registered 5,000,000 shares on an S-8 plan and we intend to issue some of these shares to consultants for various services over the next year.

As a result of Sound Revolution's operating loss of $68,990 from its inception on June 4, 2001 through May 31, 2005, Sound Revolution generated a deficit accumulated during the development stage of $68,990. Sound Revolution met its cash requirements during this period through the receipt of $15,277 of cash advanced by Bacchus Entertainment Ltd. (“Bacchus”), a company 100% owned by Penny Green, Sound Revolution's President, as well as $58,622 received in exchange for the sales of Sound Revolution's common stock in private placements.

We have not generated significant revenue in any period to carry our costs of operations, realizing a negative cash flow of $12,337 for the three months ended May 31, 2005 compared to a positive cash flow of $2,187 for the three months ended May 31, 2004. We have derived our liquidity in the three months ended May 31, 2005 principally from money we raised previously. Our cash decreased by $12,337 during the three months ended May 31, 2005, due to expenses and $7,395 paid to Bacchus to decrease the amount of Bacchus’ loan to Sound Revolution.

As of May 31, 2005, we had received loans from Bacchus, a company owned by Penny Green, our President and Chief Executive Officer, totaling $15,277.

On August 31, 2004, Penny Green, Sound Revolution and Bacchus entered into an agreement, whereby the parties agreed that the net amount of monies borrowed by Sound Revolution from Penny Green and Bacchus would all convert to a loan owed by Sound Revolution to Bacchus and that Bacchus would make further loans to Sound Revolution from time to time as requested by Sound Revolution up to an aggregate amount of $70,000, so long as the request was made prior to August 31, 2006. It was also agreed that interest would accrue on any outstanding balance at an annual rate of 10% beginning on September 1, 2004. Pursuant to the monies received by Sound Revolution and the loan agreement signed on May 31, 2005, the total amount of monies owed by Sound Revolution to Bacchus as of May 31, 2005 was $15,277. Copies of the loan agreement and its addendum are included as Exhibits 10.4 and 10.5.

Our losses for the three month period ended May 31, 2005 were $12,062 or $4,021 per month. We estimate that our expenses over the next 12 months will be approximately $1,132,000 as follows:

$20,000 for continued development of our website charitytunes.com
$50,000 in auditor and legal fees $12,000 in director's fees
$100,000 general administration expenses
$100,000 in marketing fees
$300,000 in consulting fees relating to promotion and marketing of our website, charitytunes.com
$100,000 in consulting fees relating to the continued development of charitytunes.com through music acquisitions and alliances
$20,000 in music acquisition fees for charitytunes.com
$350,000 in consulting fees for various other management or consulting services
$80,000 in market research costs

As of May 31, 2005, we had cash of $10,820, and we believe that we need approximately an additional $1,122,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. Once phase one of our website charitytunes.com is complete, we intend to seek financing of between $500,000 and $1,000,000 to complete and launch our products into the market.

We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

Sound Revolution will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as auditor’s fees, will be paid through cash. If the cash in our account is insufficient to cover our auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on May 31, 2005, or by seeking financing through equity placements. If Sound Revolution is unable to raise necessary capital to meet its capital requirements, Sound Revolution may not be able to pay its internet hosting fees, which may mean Sound Revolution's website and digital music may never become available to the public, and Sound Revolution may not be able to pay its auditor which could result in a failure to comply with accounting disclosure requirements.

As Sound Revolution expands in the future, and once our products are ready for distribution, Sound Revolution will incur additional costs for personnel. In order for Sound Revolution to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $600,000 per year beginning in 2006 to pay salaries to employees or consultants in working in the areas of marketing, sales and accounting.

The effect of inflation on Sound Revolution's revenue and operating results was not significant. Sound Revolution's operations are located primarily in Canada. Sound Revolution's independent certified public accountants have stated in their report dated May 27, 2005 which was included in our Report on Form 10-KSB filed on June 15, 2005, that Sound Revolution has incurred operating losses from its inception, and that Sound Revolution is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about Sound Revolution's ability to continue as a going concern

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for capital expenditures as of July 12, 2005.

Known Trends or Uncertainties that will have a Material Impact on Revenues

Sound Revolution, through its wholly owned subsidiary Charity Tunes Inc. (incorporated in June, 2005), intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that these agreements will require us to make an initial payment to the digital music rights owner in order to secure the music rights. Further, we anticipate that these agreements will require us to pay to owners of the music as much as 50% of our net profits as a royalty on the sale of their songs. Our goal is to acquire 5,000 songs over the next 12 months. If we are successful in concluding music licensing agreements for 5,000 songs, we anticipate that the initial costs to us will be in the range of $2,000 to $20,000. We are obligated to make a payment of $2200 by July 31, 2005 to complete our advance royalty payment pursuant to our agreement with David Hersk and Associates for the rights to distribution digitally a library of approximately 6,664 sound recordings.

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

As of July 12, 2005, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of May 31, 2005. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Agreement between Sound Revolution and Ryan Tunnicliffe dated September 15, 2004 (incorporated by reference as Exhibit No. 10.2 of our Report on Form 10-KSB filed on June 15, 2005)

10.2	Addendum dated May 1, 2005 to Lease Agreement with Ryan Tunnicliffe dated May 14, 2004

10.3	Development Agreement with Gravit-e Technologies Inc. dated May 3, 2005 (incorporated by reference as Exhibit No. 10.8 of our Report on Form 10-KSB filed on June 15, 2005)

10.4	Loan Agreement between Sound Revolution and Bacchus (incorporated by reference as Exhibit No. 10.5 to our SB-2 filed on December 8, 2004)

10.5	Addendum to Loan Agreement between Sound Revolution and Bacchus (incorporated by reference as Exhibit No. 10.2 to our Report on Form 10- QSB filed on January 14, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO & CFO

32.1	Section 906 Certification of CEO & CFO

(b) Reports on Form 8-K:

SOFTWARE DEVELOPMENT AGREEMENT

On May 3, 2005, the Company’s subsidiary, Sound Revolution Recordings Inc. entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) for the development of the Company’s charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases (the “Agreement”). The total cost for the site will be approximately $9,300, and half of the fees may be payable in the Company’s stock. The Company shall have exclusive ownership and copyright for source code for any applications or modules which are entirely custom developed by Gravit-e for the Company.

The Agreement requires development of the website so that charitytunes.com can make music available for sale online, as well as provide a portal to information on artists who are featured on the site. The site will also allow for partial proceeds from each sale to be donated to charitable causes. The site will include an artist database, which will allow artists and artist’s managers to self-manage their music, pictures and bio information, as well as a song database and a charity database. The Agreement also requires development by Gravit-e of a Charity Tunes engine which will allow users to log in and listen to previews of songs, purchase songs in customized combinations or pre-set packages, purchase monthly subscriptions to songs, make gift purchases, and rate and post reviews on songs. Other functions of the site are to include tracking and reporting functions for artists and charities as well as mailing list sign-up and email broadcast capabilities and functions which will allow the Company’s management to view orders and account balances for purchasers, artists and charities. The Agreement estimates that the development of the site will take three months, including beta testing.

RESIGNATION OF CHIEF EXECUTIVE OFFICER

On May 30, 2005, Heather Remillard resigned as Director, President and Chief Executive Officer of the Company.

Penny Green, the Chairman and Chief Financial Officer of the Company, was appointed to serve as President and Chief Executive Officer, effective June 1, 2005 following Ms. Remillard’s resignation. Penny Green, 33, founded the Company in 2001and has served as Chairman, since 2001 and Chief Financial Officer since August, 2004. Ms. Green served as President and Chief Executive Officer from June, 2001 to March, 2004. Ms. Green has worked in various aspects of the entertainment industry for over 8 years. From October, 2000 to April, 2004, Ms. Green was Director, President and Chief Executive Officer of Mediatelevision.tv, Inc. (formerly OTC.BB.MTVI), which was in the business of developing original streaming media shows for the Internet. Ms. Green worked as VP, Business Development of Angelaudio.com, Inc. (formerly OTC.BB.AADC), an online music distribution company, from May, 2000 to September, 2000. She has been practicing law and has been a member in good standing with the Law Society of British Columbia since 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 15, 2005	SOUND REVOLUTION INC.
(Registrant)

		By:	/s/ Penny Green
Penny Green, Director,
President,
Chief Executive Officer, Chair,
Chief Financial Officer,
Principal Accounting Officer

		By:	/s/ Susanne Milka
Susanne Milka, Director