Form 10QSB
period 2005-08-31
Sound Revolution Inc.
filed 2005-10-21
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware	___________
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

345 West 11th Avenue, Unit 4, Vancouver, British Columbia, Canada V5Y 1T3
(Address of principal executive offices)

(604) 780-3914
Issuer’s telephone number

________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES ☐ NO ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, anding oe latest practicable date:

As of October 12, 2005, the registrant’s outstanding common stock consisted of 10,353,161 shares.

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

Item 1. Financial Statements.

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
August 31, 2005
(Unaudited)
(U.S. Dollars)

ASSETS
Current Assets
Cash	$4,389
Prepaid expenses	8,493
Total current assets	12,882
Office Equipment, net	1,642
Web Site Development Costs	4,163
Music Rights	336
$19,023

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,026
Note payable to stockholder, current portion	4,000
Accrued interest due to stockholder	1,989
Total current liabilities	7,015
Note Payable to Stockholder, less current portion	28,057
Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 80,000,000 shares
authorized; 10,353,161 shares issued and outstanding	1,035
Additional paid-in capital	85,491
Deficit accumulated during the development stage	(103,081)
Accumulated other comprehensive income	506
(16,049)
$19,023

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended August 31, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to August 31, 2005
(Unaudited)
(U.S. Dollars)

	Three Months Ended		Six Months Ended		Cumulative
					During the
	August 31,	August 31,	August 31,	August 31,	Development
	2005	2004	2005	2004	Stage

Sales	$-	$-	$-	$-	$4,117
Cost of sales					4,169

Gross margin	-	-	-	-	(52)

Expenses
Marketing	180	468	269	660	8,143
Professional fees	27,828	9,991	34,176	15,905	64,398
Research and development		2,900		2,900	2,990
General and administrative	5,312	2,816	10,348	3,948	24,476
Interest expense	771		1,360		3,022

Total expenses	34,091	16,175	46,153	23,413	103,029

Net loss	$(34,091)	$(16,175)	$(46,153)	$(23,413)	$(103,081)

Net loss per common share
(basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
(basic and fully diluted)	10,322,105	10,123,856	10,295,960	10,074,124

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended August 31, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to August 31, 2005
(Unaudited)
(U.S. Dollars)

	Three Months Ended		Six Months Ended		Cumulative
					During the
	August 31,	August 31,	August 31,	August 31,	Development
	2005	2004	2005	2004	Stage

Net loss	$(34,091)	$(16,175)	$(46,153)	$(23,413)	$(103,081)

Other comprehensive income (loss)
Foreign currency translation adjustment	202	(65)	151	97	506

Comprehensive loss	$(33,889)	$(16,240)	$(46,002)	$(23,316)	$(102,575)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Periods from June 4, 2001 (Date of Inception) to August 31, 2005
(Unaudited)
(U.S. Dollars)

				Deficit
				Accumulated	Foreign
			Additional	During the	Currency
	Common Stock		Paid-in	Development	Translation
	Shares	Amount	Capital	Stage	Adjustment	Total
Issuance of common stock for cash:
June 15, 2001	8,000,000	$800	$-	$-	$-	$800
June 27, 2001	2,000,000	200	7,054			7,254
August 31, 2001	7,000	1	904			905
Translation adjustment					(659)	(659)
Net loss for period				(8,692)		(8,692)
Balances, February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment					(137)	(137)
Net loss for year				(2,636)		(2,636)
Balances, February 28, 2003	10,007,000	1,001	7,958	(11,328)	(796)	(3,165)
Translation adjustment					(437)	(437)
Net loss for year				(1,632)		(1,632)
Balances, February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)
Issuance of common stock for cash:						-
July 2004	248,314	25	49,638			49,663
Issuance of common stock for professional services:						-
July 2004	14,500	1	2,899			2,900
Translation adjustment					1,588	1,588
Net loss for year				(43,968)		(43,968)
Balances, February 28, 2005	10,269,814	1,027	60,495	(56,928)	355	4,949
Issuance of common stock for professional services:
July 2005	83,347	8	24,996			25,004
Translation adjustment					151	151
Net loss for the period				(46,153)		(46,153)
Balances, August 31, 2005	10,353,161	$1,035	$85,491	$(103,081)	$506	$(16,049)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended August 31, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to August 31, 2005
(Unaudited)
(U.S. Dollars)

			Cumulative
	Six Months	Six Months	During the
	Ended	Ended	Development
	August 31, 2005	August 31, 2004	Stage

Cash Flows from Operating Activities
Net loss for period	$(46,153)	$(23,413)	$(103,081)
Depreciation expense	61	28	204
Issuance of common stock for professional services	25,004	2,900	27,904
Adjustment to reconcile net loss for period
to net cash used in operating activities
Increase in prepaid expenses	(5,420)		(8,493)
Increase in other current assets		(152)
Increase in accounts payable and accrued expenses	1,026	3,951	1,026
Increase in accrued interest due to stockholder	1,360		1,940

Net cash used in operating
activities	(24,122)	(16,686)	(80,500)

Cash Flows from Investing Activities
Purchase of music rights			(298)
Purchase of office equipment		(1,679)	(1,796)
Purchase of web site development costs	(4,163)		(4,163)

Net cash used in investing activities	(4,163)	(1,679)	(6,257)

Cash Flows from Financing Activities
Issuance of common stock for cash		49,721	58,622
Net borrowing from stockholder	9,385	15,629	32,057

Net cash provided by financing activities	9,385	65,350	90,679

Foreign exchange effect on cash	132	91	467

Net increase (decrease) in cash	(18,768)	47,076	4,389

Cash, beginning of period	23,157	79	-

Cash, end of period	$4,389	$47,155	$4,389

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$1,082
Cash paid for income tax	$-	$-	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. The Company is planning to pursue the business of providing tools and services for music distribution and promotion, and is currently designing a website for this purpose. The Company has a wholly-owned subsidiary, Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada, on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia. Additionally, in June 2005 the Company incorporated Charity Tunes, Inc. as a wholly-owned subsidiary for the purpose of operating a website for the distribution of songs online.

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars and include the accounts of the Company and its wholly-owned subsidiaries, Sound Revolution Recordings, Inc. and Charity Tunes, Inc. All intercompany accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet generated significant revenues from its intended business activities. The Company has incurred losses since inception resulting in an accumulated deficit of $103,081 at August 31, 2005, and has used cash of $80,500 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.

The Company expects that its cash requirements over the next 12 months will not exceed $605,000. A company controlled by the Company's majority stockholder and CEO has agreed to loan the Company up to $70,000 ($32,057 has been drawn through August 31, 2005) to meet some of its capital requirements for that period. To meet the balance of its capital requirements, and for working capital beyond 12 months, the Company plans to generate cash from the sale of stock to the public and to existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Software and Web Site Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," will be expensed as incurred. The costs of web site development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs," will also be expensed as incurred.

Computer software and web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content, payroll, and interest costs, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the web site is operational.

The Company has incurred $4,163 in software and web site development costs to date that have been capitalized. Because the web site is not yet operational, no estimated useful life has been determined and these costs are not being amortized as of yet.

Costs to be incurred when the web site and related software are in the operating stage will be expensed as incurred.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sound Revolution Inc. (“Sound Revolution”) is a development stage company and our efforts have been principally devoted to developing a website through which we intend to sell digital music downloads.

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

Charity Tunes

Sound Revolution is currently developing its website charitytunes.com through several third party contractors, and our plan is to have the site completed before the end of 2005. We have acquired the rights to sell a catalogue of over 6,000 songs in various genres, and we intend to continue entering into agreements with music rights owners to distribute their songs online. One of the features we are building into our website charitytunes.com, is an automated feature that allows musicians to agree to our digital distribution agreement and upload their music to us via the Internet. We still need to enter into agreements for the participation of charities for our business plan to work. Our plans are to have our website www.charitytunes.com fully functioning with a good selection of digital music for sale and the participation of several charities to assist us in marketing the website by the end of 2005.

We have incorporated a Delaware company, Charity Tunes Inc. (“Charity Tunes”), as a wholly owned subsidiary. We have transferred our assets related to charitytunes.com into Charity Tunes. On July 21, 2005 our Board approved a resolution to spin off Charity Tunes through a dividend declaration to our shareholders, and the proposal was approved by a majority vote of our shareholders. Although the spin off was planned to occur on August 15, 2005, our Board delayed the spin off to allow Sound Revolution more time to evaluate financing options. Sound Revolution plans to review, in several months, whether to delay the spin off further. If the spin off occurs, the operations of Charity Tunes would no longer be part of our company.

Additional Financing

In order to improve Sound Revolution's liquidity, Sound Revolution intends to pursue additional equity financing through discussion with investment bankers and private investors. There can be no assurance Sound Revolution will be successful in its efforts to secure additional equity financing. If Sound Revolution is unable to raise equity or obtain alternative financing, Sound Revolution may not be able to continue operations with respect to the continued development and launch of its website charitytunes.com, or the development of its fan management software and we may have to cease development activities.

Acquisitions

Sound Revolution is also actively seeking acquisitions of businesses that will add value to Sound Revolution or Charity Tunes . In August, 2005, we entered into a non-binding letter of intent to acquire Old Charter Salvage, Inc., but negotiations never resulted in a definitive agreement and were abandoned in September, 2005. We are currently reviewing several businesses to determine whether their assets and business will add value to our company and be an appropriate acquisition. If we are successful in finding companies that are appropriate targets, we may enter into negotiations to acquire either the shares or the assets of such companies through the issuance of our common stock.

Revenues

Sound Revolution recorded no revenues for the six month period ended August 31, 2005 and no revenues for the six month period ended August 31, 2004. Sound Revolution recorded $4,117 in revenues from inception (June 4, 2001) through August 31, 2005. These revenues were generated from ticket sales to an event called SHOW! which Sound Revolution co-produced and which featured visual artists and live musical performances. Tickets to SHOW! were sold at a price of approximately $11 each prior to the event and for approximately $15 each at the door. At the time the event, SHOW!, took place, Sound Revolution had contemplated that it would produce live events on a regular basis in order to promote musicians that Sound Revolution was doing business with. Since then, management has decided to focus Sound Revolution's efforts on building our music download website, www.charitytunes.com and on seeking acquisitions that will add value to Sound Revolution. We therefore do not expect to generate significant revenues from ticket sales for live events in the future. We anticipate that we will begin generating revenues in 2006 through the sale of digital music downloads via our website charitytunes.com.

Liquidity and Capital Resources

As of August 31, 2005, we had working capital of $5,867. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology and website development. Sound Revolution expects to incur substantial losses over the next year.

We have been contacting charities and other companies to build marketing alliances. Also, we have been searching for acquisitions to increase the value of Sound Revolution. We registered 5,000,000 shares on an S-8 plan and during the six months ended August 31, 2005 we issued to various consultants a total of 83,347 shares for payment of $25,004 worth of services in the areas of web development, financial advice and business development.

As a result of Sound Revolution's operating loss of $103,081 from our inception on June 4, 2001 through August 31, 2005, Sound Revolution generated a deficit accumulated during the development stage of $103,081. Sound Revolution met its cash requirements during this period through the receipt of $32,057 of cash advanced by Bacchus Entertainment, a company owned by Penny Green, Sound Revolution's President, as well as $58,622 received in exchange for the sales of Sound Revolution's common stock in private placements. Since inception, Sound Revolution has issued $27,904 worth of stock for services in the areas of research, business development, financial advice, graphic design and software programming.

On August 31, 2004, Penny Green, Sound Revolution and Bacchus entered into an agreement, whereby the parties agreed that the net amount of monies borrowed by Sound Revolution from Penny Green and Bacchus would all convert to a loan owed by Sound Revolution to Bacchus and that Bacchus would make further loans to Sound Revolution from time to time as requested by Sound Revolution up to an aggregate amount of $70,000, so long as the request was made prior to August 31, 2006. It was also agreed that interest would accrue on any outstanding balance at an annual rate of 10% beginning on September 1, 2004. Pursuant to the monies received by Sound Revolution and the loan agreement signed on August 31, 2004, the total amount of monies owed by Sound Revolution to Bacchus as of August 31, 2005 was $32,057. Copies of the loan agreement and its addendum are included as Exhibits 10.4 and 10.5.

Our losses for the six month period ended August 31, 2005 were $46,153 Our losses were incurred at a rate of approximately $7,700 per month. We estimate that our expenses over the next 12 months will be approximately $605,000 as follows:

$20,000 for continued development of our website charitytunes.com
$50,000 in auditor and legal fees
$12,000 in director's fees
$100,000 general administration expenses
$100,000 in marketing fees
$100,000 in consulting fees relating to customer service
$100,000 in consulting fees relating to promotion and marketing of our website, charitytunes.com
$100,000 in consulting fees relating to the continued development of charitytunes.com through music acquisitions and alliances
$23,000 in music acquisition fees for charitytunes.com

As of August 31, 2005, we had cash of $4,389, and we believe that we need approximately an additional $600,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. Once Phase One of our website charitytunes.com is complete, we intend to seek financing of between $400,000 and $600,000 to complete and launch our products into the market. Bacchus Entertainment, a company controlled by our President, Penny Green, has agreed to loan us up to $70,000 to meet our capital requirements. As of August 31, 2005, we still have approximately $38,000 available to draw down on the loan. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

Sound Revolution will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as auditor’s fees, will be paid through cash. If the cash in our account is insufficient to cover our auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on August 31, 2004, or by seeking financing through equity placements. If Sound Revolution is unable to raise necessary capital to meet its capital requirements, Sound Revolution may not be able to pay its internet hosting fees, which may mean Sound Revolution's website and digital music may never become available to the public, and Sound Revolution may not be able to pay its auditor which could result in a failure to comply with accounting disclosure requirements.

As Sound Revolution expands in the future, and once our products are ready for distribution, Sound Revolution will incur additional costs for personnel. In order for Sound Revolution to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $200,000 per year beginning in 2006 to pay salaries to employees or consultants in working in the areas of marketing, sales and accounting.

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

We do not have any material commitments for capital expenditures as of October 12, 2005.

Known Trends or Uncertainties that will have a Material Impact on Revenues

Sound Revolution, through its wholly owned subsidiary Charity Tunes (incorporated in June, 2005), intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that these agreements will require us to make an initial payment to the digital music rights owner in order to secure the music rights. Further, we anticipate that these agreements will require us to pay to owners of the music as much as 50% of our net profits as a royalty on the sale of their songs. Our goal is to acquire 5,000 songs over the next 12 months. If we are successful in concluding music licensing agreements for 5,000 songs, we anticipate that the initial costs to us will be in the range of $2,000 to $20,000.

As of October 14, 2005, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of August 31, 2005. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended August 31, 2005 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against Sound Revolution. None of Sound Revolution’s directors, officers or affiliates are (i) a party adverse to Sound Revolution in any legal proceedings, or (ii) have an adverse interest to Sound Revolution in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against Sound Revolution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 21, 2005, shareholders representing 10,000,000 shares and 88% of the outstanding and issued shares of Sound Revolution voted in support of a resolution approving a proposal to spin off Sound Revolutions’ wholly owned subsidiary, Charity Tunes by declaring a dividend of one common share in the stock of Charity Tunes to each share owned in Sound Revolution as of the record date, July 22, 2005. The proposed dividends were to be issued on August 15, 2005. On August 14, 2005, however Sound Revolution’s board resolved to postpone the spin off of Charity Tunes and as of October 14, 2005, the declaration of dividends had not yet been made. Charity Tunes continues to be a wholly owned subsidiary of Sound Revolution. No meeting of the shareholders took place and no proxies were solicited in the shareholder vote. Of the 10,000,000 votes of approval for the proposal, 8,000,000 were from shares owned by Penny Green, President of Sound Revolution and 2,000,000 were from shares owned by Heather Remillard, a former President of Sound Revolution.

Item 5. Other Information.

Sound Revolution’s wholly owned subsidiary, Charity Tunes, has terminated for cause its agreement with Charity Marketing LLC (“C Marketing”), entered into on July 18, 2005, for failure by C Marketing to provide any of the services promised to be performed by C Marketing pursuant to the agreement. Under the agreement, C Marketing promised to conduct market research regarding charitable fundraising in the US, Canada and Europe and to assist Charity Tunes in building relationships with charities by introducing Charity Tunes to key persons at large charities. Sound Revolution cancelled 1,000,000 shares that had been issued as advance payment to C Marketing since the agreement required that C Marketing return all consideration if Charity Tunes terminated the agreement for cause and if no services had been rendered by C Marketing at the time the agreement was terminated.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Agreement between Sound Revolution and Ryan Tunnicliffe dated September 15, 2004 (incorporated by reference as Exhibit No. 10.2 of our Report on Form 10-KSB filed on June 15, 2005)

10.2	Addendum dated May 1, 2005 to Lease Agreement with Ryan Tunnicliffe dated May 14, 2004 (incorporated by reference as Exhibit 10.2 to our report of Form 10-KSB filed on July 15, 05).

10.3	Development Agreement with Gravit-e Technologies Inc. dated May 3, 2005 (incorporated by reference as Exhibit No. 10.8 of our Report on Form 10-KSB filed on June 15, 2005)

10.4	Loan Agreement between Sound Revolution and Bacchus (incorporated by reference as Exhibit No. 10.5 to our SB-2 filed on December 8, 2004)

10.5	Addendum to Loan Agreement between Sound Revolution and Bacchus (incorporated by reference as Exhibit No. 10.2 to our Report on Form 10- QSB filed on January 14, 2005).

10.6	Agreement between Charity Tunes Inc. and Charity Marketing LLC dated July 18, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO & CFO

32.1	Section 906 Certification of CEO & CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 19, 2005	SOUND REVOLUTION INC.
(Registrant)

	By:	/s/ Penny Green
Penny Green, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer