Form 10QSB
period 2005-11-30
Sound Revolution Inc.
filed 2006-01-23
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

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

As of January 20, 2006, the registrant’s outstanding common stock consisted of 10,353,161 shares.

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

Item 1. Financial Statements.

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
November 30, 2005
(Unaudited)
(U.S. Dollars)

ASSETS

Current Assets
Cash	$5,312
Prepaid expenses	5,482

Total current assets	10,794

Office Equipment, net	1,641

Web Site Development Costs	4,163

Music Rights	343

$16,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,045
Note payable to stockholder, current portion	5,500
Accrued interest due to stockholder	3,079

Total current liabilities	9,624

Note Payable to Stockholder, less current portion	34,573

Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 80,000,000 shares
authorized; 10,353,161 shares issued and outstanding	1,035
Additional paid-in capital	85,491
Deficit accumulated during the development stage	(113,790)
Accumulated other comprehensive income	8

(27,256)

$16,941

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended November 30, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to November 30, 2005
(Unaudited)
(U.S. Dollars)

	Three Months Ended		Nine Months Ended		Cumulative
					During the
	November	November	November	November	Development
	30, 2005	30, 2004	30, 2005	30, 2004	Stage

Sales	$-	$-	$-	$-	$4,117
Cost of sales					4,169

Gross margin	-	-	-	-	(52)

Expenses
Marketing		119	269	779	8,143
Professional fees	7,719	9,189	41,896	25,094	72,118
Research and development		146		3,046	2,990
General and administrative	1,964	2,418	12,312	6,366	26,440
Interest expense	1,025	566	2,385	566	4,047

Total expenses	10,708	12,438	56,862	35,851	113,738

Net loss	$(10,708)	$(12,438)	$(56,862)	$(35,851)	$(113,790)

Net loss per common share (basic and
fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common
share outstanding (basic and fully
diluted)	10,353,161	10,269,814	10,314,888	10,133,061

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended November 30, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to November 30, 2005
(Unaudited)
(U.S. Dollars)

	Three Months Ended		Nine Months Ended		Cumulative
					During the
	November	November	November	November	Development
	30, 2005	30, 2004	30, 2005	30, 2004	Stage

Net loss	$(10,708)	$(12,438)	$(56,862)	$(35,851)	$(113,790)

Other comprehensive income (loss)
Foreign currency translation adjustment	(498)	567	(347)	664	8

Comprehensive loss	$(11,206)	$(11,871)	$(57,209)	$(35,187)	$(113,782)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Periods from June 4, 2001 (Date of Inception) to November 30, 2005
(Unaudited)
(U.S. Dollars)

				Deficit
				Accumulated	Foreign
			Additional	During the	Currency
	Common Stock		Paid-in	Development	Translation
	Shares	Amount	Capital	Stage	Adjustment	Total
Issuance of common stock for cash:
June 15, 2001	8,000,000	$800	$-	$-	$-	$800
June 27, 2001	2,000,000	200	7,054			7,254
August 31, 2001	7,000	1	904			905
Translation adjustment					(659)	(659)
Net loss for period				(8,692)		(8,692)
Balances, February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment					(137)	(137)
Net loss for year				(2,636)		(2,636)
Balances, February 28, 2003	10,007,000	1,001	7,958	(11,328)	(796)	(3,165)
Translation adjustment					(437)	(437)
Net loss for year				(1,632)		(1,632)
Balances, February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)
Issuance of common stock for cash:						-
July 2004	248,314	25	49,638			49,663
Issuance of common stock for professional services:						-
July 2004	14,500	1	2,899			2,900
Translation adjustment					1,588	1,588
Net loss for year				(43,968)		(43,968)
Balances, February 28, 2005	10,269,814	1,027	60,495	(56,928)	355	4,949
Issuance of common stock for professional services:
July 2005	83,347	8	24,996			25,004
Translation adjustment					(347)	(347)
Net loss for the period				(56,862)		(56,862)
Balances, November 30, 2005	10,353,161	$1,035	$85,491	$(113,790)	$8	$(27,256)

See Notes to Consolidated Financial Statements

SOUND REVOLUTION, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended November 30, 2005 and 2004, and
for the Period from June 4, 2001 (Date of Inception) to November 30, 2005
(Unaudited)
(U.S. Dollars)

			Cumulative
	Nine Months	Nine Months	During the
	Ended	Ended	Development
	November 30, 2005	November 30, 2004	Stage

Cash Flows from Operating Activities
Net loss for period	$(56,862)	$(35,851)	$(113,790)
Depreciation expense	92	116	235
Issuance of common stock for professional
services	25,004	2,900	27,904
Adjustment to reconcile net loss for period
to net cash used in operating activities
Increase in prepaid expenses	(2,409)		(5,482)
Increase in other current assets		(168)
Increase in accounts payable and accrued
expenses	1,045	8,739	1,045
Increase in accrued interest due to stockholder	2,385	601	2,965

Net cash used in operating
activities	(30,745)	(23,663)	(87,123)

Cash Flows from Investing Activities
Purchase of music rights			(298)
Purchase of office equipment		(1,857)	(1,796)
Purchase of web site development costs	(4,163)		(4,163)

Net cash used in investing activities	(4,163)	(1,857)	(6,257)

Cash Flows from Financing Activities
Issuance of common stock for cash		49,721	58,622
Net borrowing from stockholder	17,401	17,713	40,073
Net cash provided by financing
activities	17,401	67,434	98,695

Foreign exchange effect on cash	(338)	634	(3)

Net increase (decrease) in cash	(17,845)	42,548	5,312

Cash, beginning of period	23,157	79

Cash, end of period	$5,312	$42,627	$5,312

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$1,082

Cash paid for income tax	$-	$-	$-

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

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet generated significant revenues from its intended business activities. The Company has incurred losses since inception resulting in an accumulated deficit of $113,790 at November 30, 2005, and has used cash of $87,123 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.

The Company expects that its cash requirements over the next 12 months will not exceed $605,000. A company controlled by the Company's majority stockholder and CEO has agreed to loan the Company up to $70,000 ($40,073 has been drawn through November 30, 2005) to meet some of its capital requirements for that period. To meet the balance of its capital requirements, and for working capital beyond 12 months, the Company plans to generate cash from the sale of stock to the public and to existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

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

Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the period ended February 28, 2005. In the opinion of the Company's management, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

Charity Tunes

Sound Revolution is currently developing its website charitytunes.com through several third party contractors, and our plan is to have the site completed in early 2006. We have acquired the rights to sell a catalogue of over 6,000 songs in various genres, and we intend to continue entering into agreements with music rights owners to distribute their songs online. One of the features we are building into our website charitytunes.com, is an automated feature that allows musicians to agree to our digital distribution agreement and upload their music to us via the Internet. We still need to enter into agreements for the participation of charities for our business plan to work. Our plans are to have our website www.charitytunes.com fully functioning with a good selection of digital music for sale and the participation of several charities to assist us in marketing the website by Summer 2006.

We have incorporated a Delaware company, Charity Tunes Inc. (“Charity Tunes”), as a wholly owned subsidiary. We have transferred our assets related to charitytunes.com into Charity Tunes. On July 21, 2005 our Board approved a resolution to spin off Charity Tunes through a dividend declaration to our shareholders, and the proposal was approved by a majority vote of our shareholders. Although the spin off was planned to occur on August 15, 2005, our Board delayed the spin off to allow Sound Revolution more time to evaluate financing options. At this time Sound Revolution does not intend to continue with its plans to spin off Charity Tunes in the near future.

Additional Financing

In order to improve Sound Revolution's liquidity, Sound Revolution is currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance Sound Revolution will be successful in its efforts to secure additional equity financing. If Sound Revolution is unable to raise equity or obtain alternative financing, Sound Revolution may not be able to continue operations with respect to the continued development and launch of its website charitytunes.com, or the development of its fan management software and we may have to cease development activities.

Acquisitions

Sound Revolution is also actively seeking acquisitions of businesses that will add value to Sound Revolution or Charity Tunes. If we are successful in finding companies that are appropriate targets, we may enter into negotiations to acquire either the shares or the assets of such companies through the issuance of our common stock.

Revenues

Sound Revolution recorded no revenues for the nine month period ended November 30, 2005 and no revenues for the nine month period ended November 30, 2004. Sound Revolution recorded $4,117 in revenues from inception (June 4, 2001) through November 30, 2005. These revenues were generated from ticket sales to an event called SHOW! which Sound Revolution co-produced and which featured visual artists and live musical performances. Tickets to SHOW! were sold at a price of approximately $11 each prior to the event and for approximately $15 each at the door. At the time the event, SHOW!, took place,

Sound Revolution had contemplated that it would produce live events on a regular basis in order to promote musicians that Sound Revolution was doing business with. Since then, management has decided to focus Sound Revolution's efforts on building our music download website, www.charitytunes.com and on seeking acquisitions that will add value to Sound Revolution. We therefore do not expect to generate significant revenues from ticket sales for live events in the future. We anticipate that we will begin generating revenues in 2006 through the sale of digital music downloads via our website charitytunes.com.

Liquidity and Capital Resources

As of November 30, 2005, we had working capital of $1,170. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology and website development. Sound Revolution expects to incur substantial losses over the next year.

We have been contacting charities and other companies to build marketing alliances. Also, we have been searching for acquisitions to increase the value of Sound Revolution. We registered 5,000,000 shares on an S-8 plan and during the nine months ended November 30, 2005 we issued to various consultants a total of 83,347 shares for payment of $25,004 worth of services in the areas of web development, financial advice and business development.

As a result of Sound Revolution's operating loss of $113,790 from our inception on June 4, 2001 through November 30, 2005, Sound Revolution generated a deficit accumulated during the development stage of $113,790. Sound Revolution met its cash requirements during this period through the receipt of $40,073 of cash advanced by Bacchus Entertainment, a company owned by Penny Green, Sound Revolution's President, as well as $58,622 received in exchange for the sales of Sound Revolution's common stock in private placements. Since inception, Sound Revolution has issued $27,904 worth of stock for services in the areas of research, business development, financial advice, graphic design and software programming.

On September 30, 2004, Penny Green, Sound Revolution and Bacchus entered into an agreement, whereby the parties agreed that the net amount of monies borrowed by Sound Revolution from Penny Green and Bacchus would all convert to a loan owed by Sound Revolution to Bacchus and that Bacchus would make further loans to Sound Revolution from time to time as requested by Sound Revolution up to an aggregate amount of $70,000, so long as the request was made prior to August 31, 2006. It was also agreed that interest would accrue on any outstanding balance at an annual rate of 10% beginning on September 1, 2004. Pursuant to the monies received by Sound Revolution and the loan agreement signed on November 30, 2005, the total amount of monies owed by Sound Revolution to Bacchus as of November 30, 2005 was $40,073.

Our losses for the nine month period ended November 30, 2005 were $56,862. Our losses were incurred at a rate of approximately $6,318 per month. We estimate that our expenses over the next 12 months will be approximately $605,000 as follows:

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

As of November 30, 2005, we had cash of $5,312, and we believe that we need approximately an additional $600,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We are currently seeking financing of between $400,000 and $600,000 to complete and launch our products into the market. Bacchus Entertainment, a company controlled by our President, Penny Green, has agreed to loan us up to $70,000 to meet our capital requirements. As of November 30, 2005, we still have approximately $30,000 available to draw down on the loan. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

Sound Revolution will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as auditor’s fees, will be paid through cash. If the cash in our account is insufficient to cover our auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on September 30, 2004, or by seeking financing through equity placements. If Sound Revolution is unable to raise necessary capital to meet its capital requirements, Sound Revolution may not be able to pay its internet hosting fees, which may mean Sound Revolution's website and digital music may never become available to the public, and Sound Revolution may not be able to pay its auditor which could result in a failure to comply with accounting disclosure requirements.

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

We do not have any material commitments for capital expenditures as of January 18, 2006.

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

As of January 18, 2006, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of November 30, 2005. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Agreement between Sound Revolution and Ryan Tunnicliffe dated September 15, 2004 (incorporated by reference as Exhibit No. 10.2 of our Report on Form 10-KSB filed on June 15, 2005)

10.2	Addendum dated May 1, 2005 to Lease Agreement with Ryan Tunnicliffe dated May 14, 2004 (incorporated by reference as Exhibit 10.2 to our report of Form 10-KSB filed on July 15, 05).

10.3	Development Agreement with Gravite Technologies Inc. dated May 3, 2005 (incorporated by reference as Exhibit No. 10.8 of our Report on Form 10-KSB filed on June 15, 2005)

10.4	Loan Agreement between Sound Revolution and Bacchus (incorporated by reference as Exhibit No. 10.5 to our SB-2 filed on December 8, 2004)

10.5	Addendum to Loan Agreement between Sound Revolution and Bacchus (incorporated by reference as Exhibit No. 10.2 to our Report on Form 10- QSB filed on January 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO & CFO

32.1	Section 906 Certification of CEO & CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2006	SOUND REVOLUTION INC.
(Registrant)

	By:	/s/ Penny Green
Penny Green, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer