Form 10KSB
period 2006-02-28
Sound Revolution Inc.
filed 2006-06-13
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number: 333 - 118398

SOUND REVOLUTION INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or
organization)	(I.R.S. Employer Identification No.)

345 – West 11th Avenue
Unit 4
Vancouver, British Columbia	V5Y 1T3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-780-3914

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [               ] No [               ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [               ].

State issuer's revenues for its most recent fiscal year. Nil.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing sale price as of June 12, 2006, was approximately $2,568,120.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,391,191 common shares, $0.0001 par value outstanding as of June 12, 2006

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [               ] No [ X ]

Transitional Small Business Disclosure Format (Check one): Yes [               ]  No [               ]

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Item 1. Description of Business

Corporate History

Sound Revolution Inc. was incorporated on June 4, 2001 under the laws of the State of Delaware. Our principal offices and studio are located at 345 West 11th Avenue, Unit 4, Vancouver, British Columbia, V5Y 1T3, and our telephone number is (604)780-3914. We have one wholly owned subsidiary, Charity Tunes Inc., which we incorporated as a Delaware company on June 27, 2006.

Business Development

We have only recently begun our current operations and we have a limited history of revenues and significant operational losses to date as well as an accumulated shareholder deficit. For the year ended February 28, 2006, we had no total revenues, a net loss of $67,691 and an accumulated deficit of $124,619.

Sound Revolution is currently developing software to assist artists in maintaining, developing and communicating with their customers through email and the Internet. On May 31, 2006 we completed and launched our website www.charitytunes.com and on May 31, 2006, we received the first revenues from the sale of digital music on the site. Through charitytunes.com we sell digital music downloads, while allowing music purchasers to allocate 10% of each song price to a charitable cause chosen from our list of participating charities. We currently have the rights to over 6,000 songs and we have approximately 10 charities who have agreed to participate.

Since our inception, on June 4, 2001, we have been developing our business plan and identifying potential products and services related to digital music distribution that we could develop, market and sell. In June, 2001 we developed plans to create software, called FanPro that will enable musicians to sell digital music and other products to their fans (potential customers) using emails and the Internet, and we actively began developing the outline containing the specifications for all of the features for this software.

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

Our intention is to build the core software by hiring software programmers as independent contractors to develop the software according to our specifications and to add special features through the acquisition or licensing of software components already developed. We have identified a software developer and we are currently in negotiations regarding development of this product.

Once the software is complete, we intend to generate revenues by licensing the software to musicians, record labels and musician managers. Also, we intend to build a vast database of music fans through the musicians and record labels that use our software and to generate revenues by sending paid promotional advertisements to this database of music fans.

Charitytunes.com

Though our wholly owned subsidiary, Charity Tunes Inc., we have developed a website, charitytunes.com which sells digital music downloads to customers on the Internet and allows customers to choose from a selection of charities which will receive a percentage of the purchase price of the songs being purchased.

On May 3, 2005, Sound Revolution’s subsidiary, Sound Revolution Recordings Inc. entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) for the development of Sound Revolution’s charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases (the “Development Agreement”). The total cost for the site was approximately $9,300, all of which has been paid. We have exclusive ownership and copyright for source code for any applications or modules which are entirely custom developed by Gravit-e for us.

The Development Agreement required development of the website so that charitytunes.com can provide a portal to information on artists who are featured on the site. The site allows for partial proceeds from each sale to be donated to charitable causes. The site has artist and charity databases, which can be accessed by both charities and music content owners to allow them to view directly information relating to sales and site traffic. The Development Agreement also required development by Gravit-e of a Charity Tunes engine which allows users to log in and listen to previews of songs, purchase songs in customized combinations or pre-set packages, purchase monthly subscriptions to songs, make gift purchases, and rate and post reviews on songs. As of June 12, 2006, the functions enabling site visitors to listen to previews and purchase songs in customized combinations are complete. Gravit-e is still working on enabling our site to sell pre-set packages. We expect these functions to be available within a week. Other functions of the site are to include tracking and reporting functions for artists and charities as well as mailing list sign-up and email broadcast capabilities and functions which will allow Sound Revolution’s management to view orders and account balances for purchasers, artists and charities. The Development Agreement estimates that the development of the site will take year, including beta testing.

We have completed the form of digital distribution agreement that we intend to use to build a library of digital music rights and we have made offers to several musicians to acquire digital music rights. On January 11, 2005, Sound Revolution’s wholly owned subsidiary, Sound Revolution Recordings Inc. (“SR Recordings”) entered into an agreement with David Hersk doing business as Hersk & Associates to acquire certain distribution rights to a library of approximately 6,664 sound recordings. For a period of six years from the date of the agreement, SR Recordings has the right to stream the songs from its websites, and to sell them through web sites, in-store kiosks, portable music players, mobile phones, personal digital assistants, wireless applications and other Internet enabled devices, as well as compilation CDs containing songs pre-determined by SR Recordings or as a customized compilation. Under the agreement, SR Recordings is entitled to choose the price to download the songs, and after accounting for expenses and promotional costs, including any donations to charities or non-profit organizations, the remainder of the purchase price shall be split 50/50 between SR Recordings and Hersk & Associates. The library consists of 6,664 songs in a wide variety of genres, including Children’s, Classical, Country, Big Band, Dance Music, Easy Listening, Holiday Favorites, Inspirational, Jazz, Rock, Pop, Specialty, Stage and Screen and World Music. Hersk & Associates is obligated to deliver SR masters to all of the licensed songs in MP3 format on DVD. SR Recordings is obligated to pay a total of $5,000 as a royalty advance for the distribution rights, $2,800 which was paid in January, 2005 and the balance of which was paid in July, 2005.

The Hersk music library is the first major digital music rights acquisition by Sound Revolution which we have acquired for the purpose of selling through our website, charitytunes.com.

We have signed up nine charities to participate in charitytunes.com and we are currently in discussions with several other charities to secure their participation in the website. The website will serve as a showcase for music as well as allowing certain charities to present their causes, raising awareness and money for the charities. Our intention is to generate revenues by selling digital music downloads through the website. The suppliers of the songs may be musicians, record labels, musician agents and managers and anyone who owns or controls digital music rights. We need to enter into agreements to acquire the rights to a significant number of songs in various genres in order for our website charitytunes.com to be fully-operational. According to the digital music distribution agreement we are currently using to negotiate music rights, a portion of the sale of each song will go to a charity selected by the purchaser of the song, some of the sale proceeds will be kept by Sound Revolution as reimbursement for expenses, and the remaining sale proceeds (the net profits) shall be split between the owner of the song and Sound Revolution.

Our Distribution Methods

We intent to distribute our digital music through software that we intend to develop and own. We are currently negotiating with a software development company to design a proprietary platform for the distribution of digital music through our website charitytunes.com.

New Products and Services

Charitytunes.com is a new service, since it was launched on May 31, 2006. We intend to launch new Fanpro(TM) are both new services which we intend to develop, and both are in the initial stages of development. Our goal is to develop the first phase of charitytunes.com by fall 2005 and to launch the website by the end of 2005. We intend to have the functional specifications of our Fanpro(TM) software completed by early 2006 and we intend to have the software fully developed and ready for distribution by the end of 2006. As we have not yet entered into written agreements for the development of either of these new products, we cannot be certain that we will complete these products by our anticipated dates or at all.

General

Subsidiaries

Sound Revolution currently owns two wholly owned subsidiaries, one called Sound Revolution Recordings Inc., a company incorporated in British Columbia for the purposes of carrying on business in British Columbia, and another called Charity Tunes Inc, a company incorporated in Delaware for the purpose of carrying on online music distribution.

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

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SRVN". Our common stock began quotation on the OTC Bulletin Board on June 23, 2005. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Stockgroup and the OTC Bulletin Board) for the periods indicated below are as follows:

Quarter Ended	High	Low
May 31, 2004	N/A	N/A
August 31, 2004	N/A	N/A
November 30, 2004	N/A	N/A
February 28, 2005	N/A	N/A
May 31, 2005	N/A	N/A
August 31, 2005	$1.47	$0.255
November 30, 2005	$1.25	$0.35
February 28, 2006	$0.65	$0.26

Holladay Stock Transfer, Inc., 2949 North 67th Place, Scottsdale, Arizona 85251 (telephone 480-481-3940, facsimile 480-481-3941) is the transfer agent for our shares of common stock.

As of June 12, 2006, we had 10,391,191 shares of common stock outstanding and approximately 60 stockholders of record.

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

Recent Sales of Unregistered Securities

During our fiscal year ended February 28, 2006, we did not make any unregistered sales of any of our common stock.

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

Sound Revolution's existence is dependent upon management's ability to develop profitable. Management anticipates Sound Revolution will attain profitable status and improve its liquidity through the continued developing of its products and establishing a profitable market for Sound

Revolution's products and additional equity investment in Sound Revolution. Sound Revolution just launched its website charitytunes.com. We have acquired the rights to sell a catalogue of over 6,000 songs in various genres, and we intend to continue entering into agreements with music rights owners to distribute their songs online. One of the features we are building into our website charitytunes.com, is an automated feature that allows musicians to agree to our digital distribution agreement and upload their music to us via the Internet. We have entered into agreements with approximately 10 charities, but we still need to enter into agreements for the participation of more charities for our business plan to work. Our plans are to have our website www.charitytunes.com fully functioning with a good selection of digital music for sale and the participation of several charities to assist us in marketing the website by the end of 2006.

We are currently designing the specifications for our email management software and are currently in negotiation to enter into an agreement for the full development of the software. We hop to have this product available for launch into the market by the summer of 2007. The email marketing software is not generating revenues, however the website charitytunes.com just began generating revenues. We also hope to be generating revenues from our email management software by summer, 2007.

In order to improve Sound Revolution's liquidity, Sound Revolution intends to, in the fall of 2006, begin pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance Sound Revolution will be successful in its efforts to secure additional equity financing. If Sound Revolution is unable to raise equity or obtain alternative financing, Sound Revolution may not be able to continue operations with respect to the continued development of charitytunes.com, or the development of its fan management software and we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that Sound Revolution can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

We intend to spend approximately $100,000 over the course of the next year to continue to develop our website charitytunes.com and another $10,000 in the development of our fan management software.

We estimate that our expenses over the next 12 months will be approximately $1,000,000 as follows:

$100,000 for continued development of our website charitytunes.com
$50,000 in auditor and legal fees
$10,000 for development of the first phase of our email management software
$18,000 in director's fees
$12,000 general administration expenses
$100,000 in marketing fees
$450,000 in management fees
$100,000 in consulting fees relating to promotion and marketing of our website, charitytunes.com
$50,000 in delivery fees for obtaining copies of songs we plan to license
$100,000 consulting fees relating to the continued development of charitytunes.com through music acquisitions and alliances
$10,000 in market research costs

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

As Sound Revolution expands in the future, and once our products are ready for distribution, Sound Revolution will incur additional costs for personnel. In order for Sound Revolution to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $550,000 per year beginning in 2007 to pay salaries to employees or consultants in working in the areas of marketing, sales music acquisitions and accounting.

The effect of inflation on Sound Revolution's revenue and operating results was not significant. Sound Revolution's operations are located primarily in Canada. Sound Revolution's independent certified public accountants have stated in their report dated June 9, 2006 included herein, that Sound Revolution has incurred operating losses from its inception, and that Sound Revolution is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about Sound Revolution's ability to continue as a going concern.

Known Material Trends and Uncertainties

Sound Revolution intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that some of these agreements will requires us to make royalty payments, some will allow us to pay a wholesale price, and some will be complete buy outs. Our goal is to acquire 500,000 songs over the next 12 months. We anticipate that we If we are successful in concluding music licensing agreements for 500,000 songs, we anticipate that the costs of implementing these songs into our system will be in the range of $2,000 to $10,000.

As of June 12, 2006, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Plan of Operation for the 12 Months ending February 28, 2006

Our plan is to build content for our website www.charitytunes.com and build alliances to increase traffic to our site. We intend to hire several business development consultants to assist us in marketing charitytunes.com, as well as assist Sound Revolution in making alliances with music rights owners, charities and marketing partners. If we are successful in hiring several consultants, we may require larger offices, which could increase our monthly administration costs significantly. We also plan to devote some resources to building our FanPro™ email management software in 2006 if we are successful in raising additional capital.

Research and Development

During the fiscal year ended February 28, 2006, we did not incur any expenses on research and development. We anticipate that we will spend approximately $10,000 relating to market research over the next 12 months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through February 28, 2006, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending February 28, 2006, we anticipate that we will increase our number of employees. To market and further develop alliances for charitytunes.com, we intend to hire three of four new officers, including a Vice President of Niche Markets, a Chief Technology Officer, a Vice President of Music and Marketing and a Vice President of Business Development. If we are successful in retaining such individuals, we may retain them as consultants or as employees. We have identified candidates for several of these positions and we are currently negotiating compensation packages and service agreements.

Item 7. Financial Statements.

We do not have our financial statements for the year ended February 28, 2005 available today and we have not yet received an audit report for our financial statements for that period. We intend to file an amended 10-KSB to include this information once it is available.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2006, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended February 28, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

As at June 12, 2006 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Penny Green	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman and Director	34	June 4, 2001
Susanne Milka	Director	30	March 14, 2004

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

Penny Green, President, Chief Executive Officer, Chief Financial Officer, Chair of the Board

Ms. Green is the founder of Sound Revolution and served as President and Chief Executive Officer of Sound Revolution from May 2001 to March 2004. She has been a director of Sound Revolution since May 2001 to the present, and in March 2004 she was appointed Chair of the Board. On August 11, 2004, Ms. Green was appointed by the Board to act as the Chief Financial Officer and on June 1, 2005, Ms. Green was appointed as President and Chief Executive Officer of Sound Revolution. Ms. Green has worked in various aspects of the entertainment industry for over 8 years. From October, 2000 to April, 2004, Ms. Green was Director, President and Chief Executive Officer of Mediatelevision.tv, Inc. (formerly OTC.BB.MTVI), which was in the business of developing original streaming media shows for the Internet. Ms. Green worked as VP, Business Development of Angelaudio.com, Inc. (formerly OTC.BB.AADC), an online music distribution company, from May, 2000 to September, 2000. She has been practicing law and has been a member in good standing with the Law Society of British Columbia since 1996. She is qualified to practice law in Washington State and is a member of the Washington State Bar Association.

Susanne Milka, Director

Ms. Milka was appointed as a director for Sound Revolution on March 14, 2004. She worked in the motion picture industry for the past six years. She has worked on the sets of several Hollywood films and television series, including "Scary Movie 3" "Stargate-Atlantis" and "Get Carter", as well as several Canadian feature film productions. Ms. Milka has developed expertise in various areas of film production, and most recently has been developing experience in the costume department. She has been wardrobe stylist on several commercials and music videos. In November 2005, Ms. Milka became a licensed mortgage broker in British Columbia, after attending courses at the UBC Sauder School of Business. For the past three months, Ms. Milka has acted as a mortgage broker as her main occupation.

Significant Employees

Sound Revolution anticipates that it will be hiring a Chief Technology Officer as well as several Vice Presidents during the next 12 months, to assist Sound Revolution in fully developing and executing our business plan.

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

Employment/Consulting Agreements

We have several consultants who work with us in the areas of web design, marketing materials, writing, programming, legal services, accounting services, investor relations and business development.

Stock Options/SAR Grants

Sound Revolution made no grants of stock options or stock appreciation rights during the fiscal year ended February 28, 2006.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2006

One of our directors, Susanne Milka, has an agreement regarding compensation with Sound Revolution. The agreement entitles Ms. Milka to payment of $500 annually for services as a director and $1500 annually for services as the sole member of the audit committee. She was owed $2,000 for her director services for the fiscal year ended February 28, 2006, which was paid in full to her by May 31, 2006.

Other than Susanne Milka, no director received compensation during the fiscal year ended February 28, 2006. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of June 12, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Penny Green (3)	7,897,302	76%
Susanne Milka (4)	5,400	Less than 1%
Directors and Executive Officers as a Group	7,902,702	76.05%
Heather Remillard	940,000	9.05%
Violet Green	705,000	6.78%

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

(2) Based on 10,391,191 shares of common stock issued and outstanding as of June 12, 2006.

(3)Penny Green is a Director and the Chief Executive Officer, Chair, Chief Financial Officer and President of Sound Revolution.

(4) Susanne Milka is a director of Sound Revolution.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

(3)	Articles of Incorporation/Bylaws

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Prospectus of Form SB-2 filed December 8, 2004).

3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Prospectus of Form SB-2 filed December 8, 2004).

(10)	Material Contracts

10.1	Lease Agreement with Ryan Tunnicliffe (incorporated by reference as Exhibit Number 10.2 of our Prospectus of Form SB-2 filed December 8, 2004).

10.2	Addendum to Lease Agreement with Ryan Tunnicliffe dated May 1, 2005 (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-KSB filed June 15, 2006)

10.3	Loan Agreement with Bacchus Entertainment Ltd. and Penny Green (incorporated by reference as Exhibit Number 10.5 of our Prospectus of Form SB-2 filed December 8, 2004).

10.4	Amendment to Loan Agreement with Bacchus Entertainment Ltd. dated (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-QSB filed January 14, 2005).

10.5	Agreement with David Hersk & Associates dated January 11, 2005 (incorporated by reference as Exhibit Number 10.7 of our Report on Form 10-KSB filed June 15, 2006)

10.6	Development Agreement with Gravit-e Technologies Inc. dated May 3, 2005 (incorporated by reference as Exhibit Number 10.8 of our Report on Form 10-KSB filed June 15, 2006)

(31)	Certifications

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

	Year Ended
	February 28,	February 28,
	2006 (1)	2005
Audit Related Fees	$10,000	$26,500
Tax Fees	0	0
All Other Fees	0	0
Total	0	$26,500

(1) estimated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC.
a Delaware corporation

/s/ Penny Green
Penny Green, President, Chair, Secretary,
Chief Executive Officer, Chief Financial
Officer and Director

Date: June 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Penny Green
Penny Green, President, Chair, Secretary,
Chief Executive Officer, Chief Financial
Officer and Director

Date: June 13, 2006

/s/ Susanne Milka
Susanne Milka , Director

Date: June 13, 2006