Form 10KSB/A
period 2006-02-28
Sound Revolution Inc.
filed 2006-06-26
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
Amendment No. 1

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

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [               ].

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

Transitional Small Business Disclosure Format (Check one): Yes [               ]  No [ X ]

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

Item 1. Description of Business

Corporate History

Sound Revolution Inc. was incorporated on June 4, 2001 under the laws of the State of Delaware. Our principal offices and studio are located at 345 West 11th Avenue, Unit 4, Vancouver, British Columbia, V5Y 1T3, and our telephone number is (604)780-3914. We have one wholly owned subsidiary, Charity Tunes Inc., which we incorporated as a Delaware company on June 27, 2005 .

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

On May 3, 2005, Sound Revolution’s subsidiary, Sound Revolution Recordings Inc. entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) for the development of Sound Revolution’s charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases (the “Development Agreement”). The total cost for the site was approximately $8,397 , all of which has been paid. We have exclusive ownership and copyright for source code for any applications or modules which are entirely custom developed by Gravit-e for us.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

REVENUES:

Sound Revolution did not record any revenues for the year ended February 28, 2005, nor did it record any revenues in the year ended February 28, 2006. Our website charitytunes.com recently began generating revenues, therefore, we now expect to be generating revenues from online music sales.

EXPENSES:

The major components of our expenses for the year ended February 28, 2006 are marketing fees $303 consisting of website hosting fees, professional fees of $44,354 which are mainly attributable to our auditor costs, and general and administrative expenses of $18,142, which include telephone fees, couriers, postage, corporate fees including corporate expenses, software development, office supplies and approximately $150 monthly for rent. Our total expenses for the period were $67,691, an increase of $23,723 from the year ended February 28, 2005. The difference is mainly attributable to our legal and auditor fees, website design, and general and administrative costs. In the year ended February 28, 2005 our marketing fees were $1,180, consisting of web hosting fees, professional fees, and administrative expenses.

The only executive compensation paid during the year ended February 28, 2006 was $1,000 paid as director fees to Susanne Milka. This amount was paid for by the issuance of 3,030 of our common shares valued at $0.33 per share which were issued after February 28, 2006. There was no executive compensation accrued.

NET LOSSES:

Net loss for the year ended February 28, 2006 was $67,691 and loss per share was $0.01 compared to a net loss of $43,968 and loss per share of $0.01 for the year ended February 28, 2005. The increase in losses was primarily due to auditor fees, corporate expense, and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

As of February 28, 2006, we had working capital of $1,559. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. Sound Revolution expects to incur substantial losses over the next year.

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

As a result of Sound Revolution's operating loss of $124,619 from its inception on June 4, 2001 through February 28, 2006, Sound Revolution generated a deficit accumulated during the development stage of $124,619. Sound Revolution met its cash requirements during this period through the receipt of $40,786 of cash advanced by Bacchus Entertainment Ltd. (“Bacchus”), a company 100% owned by Penny Green,

Sound Revolution's President, as well as $58,622 received in exchange for the sales of Sound Revolution's common stock in private placements.

We have not generated significant revenue in any period to carry our costs of operations, realizing a negative cash flow from operations of $34,658 for the year ended February 28, 2006 compared to a negative cash flow from operations of $43,418 for the year ended February 28, 2005. We have derived our liquidity in the year ended February 28, 2006 principally from $18,114 advanced from our President and CEO, Penny Green.

As of February 28, 2006, we had received loans from Bacchus, a company owned by Penny Green, our President and Chief Executive Officer, totaling $40,786.

On August 31, 2004, Penny Green, Sound Revolution and Bacchus entered into an agreement, whereby the parties agreed that the net amount of monies borrowed by Sound Revolution from Penny Green and Bacchus would all convert to a loan owed by Sound Revolution to Bacchus and that Bacchus would make further loans to Sound Revolution from time to time as requested by Sound Revolution up to an aggregate amount of $70,000, so long as the request was made prior to August 31, 2006. It was also agreed that interest would accrue on any outstanding balance at an annual rate of 10% beginning on September 1, 2004. Pursuant to the monies received by Sound Revolution and the loan agreement signed on February 28, 2005, the total amount of monies owed by Sound Revolution to Bacchus as of February 28, 2005 was $22,672. A copy of the loan agreement was attached as Exhibit 10.5 to our Form 10-KSB filed on June 15, 2005. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter.

Our losses for the year ended February 28, 2006 were $67,691 or 5,641 per month. We estimate that our expenses over the next 12 months will be approximately $1,000,000 as follows:

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

As of February 28, 2006, we had cash equivalents of $1,559, and we believe that we need approximately an additional $998,441 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. Once phase one of our website charitytunes.com is complete, we intend to seek financing of between $500,000 and $1,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

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

Our financial statements are included herein as pages F-1 to F-12.

Sound Revolution, Inc.
(A Development Stage Company)

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sound Revolution, Inc.

We have audited the accompanying consolidated balance sheet of Sound Revolution, Inc. (a development stage company) and Subsidiary as of February 28, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended February 28, 2006 and 2005, and for the period from June 4, 2001 (date of inception) to February 28, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Revolution, Inc. (a development stage company) and Subsidiary as of February 28, 2006, and the results of their operations and their cash flows for the years ended February 28, 2006 and 2005, and for the period from June 4, 2001 (date of inception) to February 28, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate significant revenues or positive cash flows from operations to date and has an accumulated deficit of $124,619 at February 28, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

June 2, 2006
Seattle, Washington

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)

February 28,
2006
ASSETS
Current Assets
Cash	$1,559
Prepaid expenses	5,579
Total Current Assets	7,138
Property and Equipment (Note 4)	2,603
Music Rights	349
Total Assets	$10,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$3,698
Accrued interest due to stockholder	4,231
Note payable to stockholder, current portion	1,000
Total Current Liabilities	8,929
Note Payable to Stockholder, less current portion	39,786
Contingencies and Commitments (Notes 1 and 6)
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,353,161 shares issued and outstanding	1,035
Additional Paid-in Capital	85,491
Accumulated Other Comprehensive Loss	(532)
Deficit Accumulated During the Development Stage	(124,619)
Total Stockholders’ Equity (Deficit)	(38,625)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,090

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Accumulated From
	For the	For the	June 4, 2001
	Year Ended	Year Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2006	2005	2006

Sales	$–	$–	$4,117

Cost of Sales	–	–	4,169

Gross Margin	–	–	(52)

Expenses

Marketing	303	1,180	8,177
Management fees	1,437	–	1,437
Professional fees	44,354	28,500	74,576
Research and development	–	2,990	2,990
General and administrative	18,142	9,636	32,270
Interest expense	3,455	1,662	5,117

Total Expenses	67,691	43,968	124,567

Net Loss	$(67,691)	$(43,968)	$(124,619)

Net Loss Per Share – Basic and Diluted	$(0.01)	$–

Weighted Average Shares Outstanding	10,325,000	10,167,501

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)

			Accumulated From
	For the	For the	June 4, 2001
	Year Ended	Year Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2006	2005	2006

Net Loss	$(67,691)	$(43,968)	$(124,619)

Other comprehensive income (loss)

Foreign currency translation adjustment	(887)	1,588	(532)

Comprehensive Loss	$(68,578)	$(42,380)	$(125,151)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 28, 2006

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-in	Exploration	Income
	Shares	Amount	Capital	Stage	(Loss)		Total
	#
Balance – June 4, 2001 (Date of
Inception)	–	$–	$–	$–	$–	$
Issuance of common stock for cash:
June 15, 2001	8,000,000	800	–	–	–		800
June 27, 2001	2,000,000	200	7,054	–	–		7,254
August 31, 2001	7,000	1	904	–	–		905
Translation adjustment	–	–	–	–	(659)		(659)
Net loss for the period	–	–	–	(8,692)	–		(8,692)
Balance - February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)		(392)
Translation adjustment	–	–	–	–	(137)		(137)
Net loss for the year	–	–	–	(2,636)	–		(2,636)
Balance – February 28, 2003	10,007,000	1,001	7958	(11,328)	(796)		(3,165)
Translation Adjustment	–	–	–	–	(437)		(437)
Net loss for the year	–	–	–	(1,632)	–		(1,632
Balance – February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)		(5,234)
Issuance of common stock for
cash, July 2004	248,314	25	49,638	–	–		49,663
Issuance of common stock for
professional services, July 2004	14,500	1	2,899	–	–		2,900
Translation adjustment	–	–	–	–	1,588		1,588
Net loss for the year	–	–	–	(43,968)	–		(43,968)
Balance – February 28, 2005	10,269,814	1,027	60,495	(56,928)	355		4,949
Issuance of common stock for
professional services, July 2005	83,347	8	24,996	–	–		25,004
Translation adjustment	–	–	–	–	(887)		(887
Net loss for the year	–	–	–	(67,691)	–		(67,691
Balance – February 28, 2006	10,353,161	$1,035	$85,491	$(124,619)	$(532)		$(38,625

(The accompanying notes are an integral part of these consolidated financial statements)

(Expressed in US Dollars)Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated From
	For the Year	For the Year	June 4, 2001
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2006	2005	2006

Operating Activities
Net loss for the period	$(67,691)	$(43,968)	$(124,619)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	3,186	143	3,329
Shares issued for professional services	25,004	2,900	27,904
Change in operating assets and liabilities
Prepaid expenses	(2,506)	(3,073)	(5,579)
Accounts payable and accrued expenses	3,698	–	3,698
Accrued interest due to stock holder	3,651	580	4,231
Net Cash Used In Operating Activities	(34,658)	(43,418)	(91,036)
Investing Activities
Purchase of music rights	–	–	(298)
Purchase of office equipment	–	(1,796)	(1,796)
Web site development costs	(4,163)	–	(4,163)
Net Cash Flows Used In Investing Activities	(4,163)	(1,796)	(6,257)
Financing Activities
Advances from stock holder	18,114	17,061	40,786
Proceeds from issuance of common stock	–	49,663	58,622
Net Cash Flows Provided By Financing Activities	18,114	66,724	99,408
Foreign exchange effect on cash	(891)	1,568	(556)
Increase (Decrease) in Cash	(21,598)	23,078	1,559
Cash - Beginning of Period	23,157	79	–
Cash - End of Period	$1,559	$23,157	$1,559

Non-cash Investing and Financing Activities
Common stock issued for expenses	$–	$–	$–

Supplemental Disclosures
Interest paid	$–	$1,082	$1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(Expressed in US dollars)

1. The Company and Summary of Significant Accounting Policies The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose (see Note 4). The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporation in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online.

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its wholly-owned subsidiaries, Sound Revolution Recordings, Inc. and Charity Tunes, Inc. All inter-company accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $124,619 at February 28, 2006, and has used cash of $91,036 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $605,000. A company controlled by the Company's major stockholder and CFO has agreed to loan the Company up to $70,000 ($40,786 has been drawn through February 28, 2006) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Cash

Cash consists of funds held in checking accounts at a bank in Canada.

Music Rights

In February 2003, the Company purchased for $298 ($400 Canadian) the rights to represent a musician artist in the release of his first musical album. The artist is also an officer of the Company. Music rights include non-inclusive use of and distribution rights to the songs in various multi-media formats from the musician's first album. The music rights will be tested at least annually for impairment. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009. Changes in foreign exchange rates since acquisition increased the carrying cost to $349.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(Expressed in US dollars)

Property and Equipment

Property and equipment, consisting primarily of office equipment, is stated at cost and is depreciated using the straight-line method over the estimated lives of the related assets of five years.

Website Development Costs

Website development costs are accounted for in accordance with Emerging Issues Task Force EITF 00-2, “Accounting for Web Site Development Costs,” with applicable guidance from AICPA statement of Position 98-1,

“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s internal website development processes are relatively short-term in nature. The costs incurred in the preliminary stages of development are expenses as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized, on a straight-line basis over the estimated useful life, if management believes such costs are significant. Maintenance and enhancement costs are typically expensed as incurred unless such costs relate to substantial upgrades and enhancements to the website that result in added functionality in which case the costs will be capitalized and amortized on a straight-line basis, over the estimated useful life, if management believes such costs are significant.

Capitalized website development costs are included in property and equipment and for the fiscal year ended February 28, 2006, $4,163 was capitalized. Website development costs are amortized using the straight-line method over the estimated useful life of one year.

Note Payable to Stockholder

The Company has a note payable to a stockholder bearing interest at 10%. Interest is charged and is payable quarterly on any outstanding balance beginning on September 1, 2004 (prior to that date the borrowings from the stockholder were non-interest bearing). The Company can draw against this note up to $70,000 through August 2006. The note requires a $500 monthly principal repayment beginning January 2007, until the outstanding balance, including all interest, is paid in full. The note is unsecured.

Scheduled required principal payments on this note for years ending in February are:

2007	$1,000
2008	6,000
2009	6,000
2010	6,000
2011	6,000
2012 and beyond	15,756

$40,786

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(Expressed in US dollars)

Research and Development Expenses

Research and development costs are expensed as incurred.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive common shares outstanding during the years ended February 28, 2006, or February 28, 2005.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its Canadian subsidiaries into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses in the consolidated statements of operations. Such amounts were not material in 2006 or 2005.

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(Expressed in US dollars)

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

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement for the quarter ended May 31, 2006. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R). In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS NO. 123R.

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

SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3” changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(Expressed in US dollars)

New Accounting Pronouncements (continued)

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” is effective for fiscal years beginning after September 15, 2006. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. The adoption of SFAS No. 156 is expected to have no impact on the Company's consolidated financial statements.

2. Income Taxes

The difference between the tax at the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets. As of February 28, 2006, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

At February 28, 2006, the Company has tax losses of approximately $111,800 in the United States and $10,000 in Canada available to reduce future taxable income. The tax losses in the United States expire in years between 2022 and 2026. The tax losses in Canada expire in years between 2010 and 2016.

The deferred tax asset associated with the tax loss carryforwards is approximately $41,200 at February 28, 2006. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $23,000 and $14,800 for 2006 and 2005, respectively.

3. Commitments

The Company has an operating lease agreement with an officer and stockholder of the Company for full access to his multimedia facilities which include a digital camera, full editing suite, encoding facilities, sound and music production, and compact disk duplication. The agreement calls for monthly lease payments of $200 Canadian through May 31, 2007. The lease may be terminated by the Company on one month’s notice.

Future minimum payments under this lease as stated in U.S. dollars for years ending in February are:

2007	$1,949
2008	487
$2,436

Rental expense under this lease amounted to $2,088 in 2006 (2005 - $1,397), and was paid to an officer.

4. Property and Equipment

			February 28,	February 28,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value

Computer Equipment	$1,927	$610	$1,317	$1,646
Website Development Costs	4,163	2,877	1,286	–
	$6,090	$3,487	$2,603	$1,646

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(Expressed in US dollars)

5.	Subsequent Events

	a)	On March 3, 2006, the Company issued 15,000 shares of common stock with a fair value of $0.35 per share in consideration for legal services provided in the amount of $5,250.

	b)	On April 17, 2006, the Company issued 3,030 shares of common stock with a fair value of $0.33 per share in consideration for settlement of debt of $1,000.

	c)	On April 17, 2006, the Company issued 20,000 shares of common stock at $0.25 per share in consideration for cash proceeds of $5,000.

	d)	On May 31, 2006, the Company’s wholly-owned subsidiary, Charity Tunes, Inc., launched its’ website through which the Company can sell digital music downloads.

6.	Related Party Transactions

	a)	Web site design costs consist of $4,163 paid to a stock holder.

	b)	Accounts payable in the amount of $3,698 consists of amounts due to stock holders and directors.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2006

One of our directors, Susanne Milka, has an agreement regarding compensation with Sound Revolution. The agreement entitles Ms. Milka to payment of $500 annually for services as a director and $1500 annually for services as the sole member of the audit committee. She was owed $1,000 for her director services for the fiscal year ended February 28, 2006, which was paid in full to her by May 31, 2006.

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

Date: June 23, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Penny Green
Penny Green, President, Chair, Secretary,
Chief Executive Officer, Chief Financial
Officer and Director

Date: June 23, 2006

/s/ Susanne Milka
Susanne Milka , Director

Date: June 23, 2006