Form 10QSB
period 2006-05-31
Sound Revolution Inc.
filed 2006-07-18
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. [  ]   No [  ]  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 17, 2006, the registrant’s outstanding common stock consisted of 10,404,391 shares.

Transitional Small Business Disclosure Format (Check one): [  ]   No [  ]

2

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

Item 1. Financial Statements.

Sound Revolution, Inc.
(A Development Stage Company)

May 31, 2006

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
(Unaudited)

May 31,
2006
ASSETS
Current Assets
Cash	$8,129
Accounts receivable	9
Prepaid expenses	5,990
Total Current Assets	14,128
Property and Equipment (Note 2)	9,452
Music Rights	363
Total Assets	$23,943

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$13,188
Accrued interest due to stockholder	5,810
Note payable to stockholder, current portion	1,000
Total Current Liabilities	19,998
Note Payable to Stockholder, less current portion	54,930
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,391,191 shares issued and outstanding	1,039
Additional Paid-in Capital	96,737
Accumulated Other Comprehensive Loss	(2,742)
Deficit Accumulated During the Development Stage	(146,019)
Total Stockholders’ Equity (Deficit)	(50,985)
Total Liabilities and Stockholders’ Equity (Deficit)	$23,943

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Three Month	Three Month	June 4, 2001
	Period Ended	Period Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2006	2005	2006

Sales	$9	$–	$4,126

Cost of Sales	408	–	4,577

Gross Margin	(399)	–	(451)

Expenses

Marketing	–	88	8,177
Management fees	970	–	2,407
Professional fees	11,695	6,502	86,271
Research and development	–	–	2,990
General and administrative	6,953	4,898	39,223
Interest expense	1,383	574	6,500

Total Expenses	21,001	12,062	145,568

Net Loss	$(21,400)	$(12,062)	$(146,019)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	10,379,000	10,270,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Three Month Period	Three Month Period	June 4, 2001
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2006	2005	2006

Net Loss	$(21,400)	$(12,062)	$(146,019)

Other comprehensive income (loss)

Foreign currency translation adjustment	(2,210)	(51)	(2,742)

Comprehensive Loss	$(23,610)	$(12,113)	$(148,761)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Three Month	Three Month	June 4, 2001
	Period Ended	Period Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2006	2005	2006

Operating Activities

Net loss for the period	$(21,400)	$(12,062)	$(146,019)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,904	30	5,233
Shares issued for professional services	5,250	–	34,154

Change in operating assets and liabilities
Accounts receivable	(9)	–	(9)
Prepaid expenses	(411)	48	(5,990)
Accounts payable and accrued expenses	8,490	6,500	13,188
Accrued interest due to stockholder	1,579	562	5,810

Net Cash Used In Operating Activities	(2,597)	(4,922)	(93,633)

Investing Activities
Purchase of music rights	–	–	(298)
Purchase of office equipment	–	–	(1,796)
Web site development costs	(8,878)	–	(13,041)

Net Cash Used In Investing Activities	(8,878)	–	(15,135)

Financing Activities
Advances from (repayments to) stockholder	15,144	(7,395)	55,930
Proceeds from issuance of common stock	5,000	–	63,622

Net Cash Provided By (Used in) Financing Activities	20,144	(7,395)	119,552

Foreign exchange effect on cash	(2,099)	(20)	(2,655)

Increase (Decrease) in Cash	6,570	(12,337)	8,129

Cash - Beginning of Period	1,559	23,157	–

Cash - End of Period	$8,129	$10,820	$8,129

Supplemental Disclosures
Interest paid	$–	$–	$1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
(Expressed in US dollars)
(Unaudited)

1.      The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporation in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online. (See Note 2)

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its wholly-owned subsidiaries, Sound Revolution Recordings, Inc. and Charity Tunes, Inc. All inter-company accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $146,019 at May 31, 2006, and has used cash of $93,633 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $605,000. A company controlled by the Company's major stockholder and CFO has agreed to loan the Company up to $70,000 ($51,482 has been drawn through May 31, 2006) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended February 28, 2006. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Sound  Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
(Expressed in US dollars)
(Unaudited)

2.      Property and Equipment

		Accumulated	Net Carrying
	Cost	Amortization	Value

Computer Equipment	$2,006	$735	$1,271
Website Development Costs	13,041	4,860	8,181
	$15,047	$5,595	$9,452

On May 31, 2006, the Company’s wholly-owned subsidiary, Charity Tunes, Inc., launched its’ website through which the Company can sell digital music downloads. Limited sales through the website occurred for the current reporting period, however, the Company continues to be in the development stage.

3.      Common Stock

a)	On March 3, 2006, the Company issued 15,000 shares of common stock with a fair value of $0.35 per share in consideration for legal services provided in the amount of $5,250.

b)	On April 17, 2006, the Company issued 3,030 shares of common stock with a fair value of $0.33 per share in consideration for settlement of debt of $1,000.

c)	On April 17, 2006, the Company issued 20,000 shares of common stock at $0.25 per share in consideration for cash proceeds of $5,000.

4.	Subsequent Events

a)

On June 19, 2006, the Company entered in to an employment agreement with a new director and officer for a one-year term with automatic one-year renewal periods that can be terminated on 60 days notice by either party. For the first quarter up until September 1, 2006, the director will be issued common stock of the Company valued at $12,000. For each subsequent quarter, the director will be issued common stock of the Company valued at $15,000. In addition, in each quarter, the director will receive options to purchase common stock of the Company at varying prices. The director will be eligible for bonuses subject to completion of major milestones.

	b)	On June 19, 2006, the Company issued 13,200 shares of common stock with a fair value of $0.91 per share in consideration for services provided in the amount of $12,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sound Revolution Inc. ("we", "us", "Sound Revolution") is a development stage company and our efforts have been principally devoted to developing a website, www.charitytunes.com, through which we sell digital music downloads, and developing email management software which will enable musicians to market their music and music related products online.

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

Through its wholly owned subsidiary, Charity Tunes Inc., Sound Revolution just launched its website charitytunes.com. We have acquired the rights to sell a catalogue of over 6,000 songs in various genres, and we intend to continue entering into agreements with music rights owners to distribute their songs online. One of the features we are building into our website charitytunes.com, is an automated feature that allows musicians to agree to our digital distribution agreement and upload their music to us via the Internet. We have entered into agreements with approximately 10 charities, but we still need to enter into agreements for the participation of more charities for our business plan to work. We plan to increase our music offering to over 100,000 songs by the end of 2006.

We are currently designing the specifications for our email management software and are currently in negotiations to enter into an agreement for the full development of the software. We hope to have this product available for launch into the market by the summer of 2007. The email marketing software is not generating revenues. However we made our first sales through our website charitytunes.com on May 31, 2006. We have an agreement with Moneris Solutions (“Moneris”) whereby Moneris handles approval and collection for all of charitytunes.com's online credit card processing online for a $20 monthly fee and $0.15 fee per transaction. Moneris deposits all money it has collected to Charity Tunes bank account on a daily basis.

In order to improve our liquidity, we intend to, in the fall of 2006, begin pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in its efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of charitytunes.com, or the development of its fan management software and we may have to cease development activities.

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

Revenues

Sound Revolution recorded $9 in revenues, cost of sales of $408 and a gross margin of ($399) for the three month period ended May 31, 2006 and no revenues for the three month period ended May 31, 2005. The $9 in revenues were the first revenues from our sale of digital music. The revenues were so low because we launched our website www.charitytunes.com on the last day our quarterly period, May 31, 2006. Sound Revolution recorded $4,126 in revenues, $4,577 in cost of sales, and a gross margin of ($451) in the period from inception (June 4, 2001) through May 31, 2006. $4,117 of these revenues were generated from ticket sales to an event called SHOW! which Sound Revolution co-produced and which featured visual artists and live musical performances. At the time the event, SHOW!, took place, Sound Revolution had contemplated that it would produce live events on a regular basis in order to promote musicians that Sound Revolution was doing business with. Since then, management changed the focus of Sound Revolution to our music download website, www.charitytunes.com and on seeking acquisitions that will add value to Sound Revolution. We therefore do not expect to generate significant revenues from ticket sales for live events in the future.

Liquidity and Capital Resources

As of May 31, 2006, we had a working capital deficit of ($5,870). We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

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

As a result of our operating loss of ($146,019) from its inception on June 4, 2001 through May 31, 2006, we generated a deficit accumulated during the development stage of $146,019. We met our cash requirements during this period through the receipt of $55,930 of cash advanced by Bacchus Entertainment Ltd. (“Bacchus”), a company 100% owned by Penny Green, our President, as well as $63,622 received in exchange for the sales of our common stock in private placements.

We have not generated significant revenue in any period to carry our costs of operations, realizing a negative cash flow from operations of $2,597 for the three month period ended May 31, 2006 compared to a negative cash flow from operations of $4,922 for the three month period ended May 31, 2005. We have derived our liquidity in the three month period ended May 31, 2006 principally from $15,144 advanced from our President and CEO, Penny Green.

As of May 31, 2006, we had received loans from Bacchus, a company owned by Penny Green, our President and Chief Executive Officer, totaling $55,930.

On August 31, 2004, Penny Green, Sound Revolution and Bacchus entered into an agreement, whereby the parties agreed that the net amount of monies borrowed by Sound Revolution from Penny Green and Bacchus would all convert to a loan owed by Sound Revolution to Bacchus and that Bacchus would make further loans to Sound Revolution from time to time as requested by Sound Revolution up to an aggregate amount of $70,000, so long as the request was made prior to August 31, 2006. It was also agreed that interest would accrue on any outstanding balance at an annual rate of 10% beginning on September 1, 2004. Pursuant to the monies received by Sound Revolution and the loan agreement signed on February 28, 2005, the total amount of monies owed by Sound Revolution to Bacchus as of May 31, 2006 was $55,930. A copy of the loan agreement was attached as Exhibit 10.5 to our Form 10-KSB filed on June 15, 2005. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter.

Our losses for the three months ended May 31, 2006 were $21,400 or $7,133.33 per month. We estimate that our expenses over the next 12 months will be approximately $2,000,000 as follows:

Amount	Expense
$ 100,000	Continued development of our website www.charitytunes.com
50,000	Auditor and legal fees
10,000	Development of the first phase of our email management software
18,000	Director fees
12,000	General and administrative expenses
100,000	Marketing fees
450,000	Management fees
100,000	Consulting fees relating to promotion and marketing of our website charitytunes.com

630,000	Delivery and licensing fees for songs we intend to license
100,000	Consulting fees related to business development of charity tunes
10,000	Market research fees
400,000	Music and other entertainment markets and conventions
20,000	Storage hardware and hard drives to hold our future music acquisitions
$2,000,000	Total

As of May 31, 2006, we had cash equivalents of $8,129, and we believe that we need approximately an additional $1,991,871 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We intend to seek financing of between $1,500,000 and $2,500,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

Sound Revolution will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. If the cash in our account is insufficient to cover our Auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on February 28, 2005, or by seeking financing through equity placements. If we are unable to raise necessary capital to meet its capital requirements, we may not be able to pay its internet hosting fees, which may mean our website and digital music would not longer be available to the public, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

As we expand in the future, and if we are successful in licensing additional music libraries, we will incur additional costs for personnel. In order for Sound Revolution to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $700,000 per year beginning in 2007 to pay salaries to employees or consultants in working in the areas of marketing, sales music acquisitions and accounting.

The effect of inflation on our operating results was not significant. Our operations are located primarily in Canada. Our independent certified public accountants have stated in their report dated June 2, 2006 that we have incurred operating losses from its inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for capital expenditures as of July 17, 2006. We do intend to spend approximately $15,000 on storage hardware and hard drives to hold songs that we intend to license.

Known Trends or Uncertainties that will have a Material Impact on Revenues

Sound Revolution intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that some of these agreements will requires us to make royalty payments, some will allow us to pay a wholesale price, and some will be complete buy outs. Our goal is to acquire rights to 1,500,000 songs over the next 12 months. We anticipate that we If we are successful in concluding music licensing agreements for 1,500,000 songs, we anticipate that the costs of licensing and delivery costs for these songs will be approximately $630,000.

As of July 17, 2006, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of May 31, 2006. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2006, we issued 20,000 shares of common stock to Violet Green at $0.25 per share for total proceeds of $5,000. The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933.

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

Date: July 18, 2006	SOUND REVOLUTION INC.
(Registrant)

	By:	/s/ Penny Green
Penny Green, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer