Form 10QSB
period 2006-08-31
Sound Revolution Inc.
filed 2006-10-16
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [           ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [           ] No [           ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 5, 2006, the registrant’s outstanding common stock consisted of 10,513,976 shares.

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

Sound Revolution, Inc.
(A Development Stage Company)

August 31, 2006

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
(Unaudited)

Six Months to
August 31,
2006

ASSETS
Current Assets
Cash	$4,519
Prepaid expenses	33,497
Total Current Assets	38,016
Property and Equipment, net	14,744
Web Site Development Costs	8,986
Music Rights	357
Total Assets	$62,103

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$30,221
Accrued interest due to stockholder	9,621
Note payable to stockholder, current portion	1,000
Total Current Liabilities	40,842
Note Payable to Stockholder, less current portion	99,458
Contingencies and Commitments
Stockholders’ Equity (Deficit)

Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,466,176 shares issued and outstanding	1,046
Additional Paid-in Capital	143,408
Accumulated Other Comprehensive Loss	(1,602)
Deficit Accumulated During the Development Stage	(221,049)
Total Stockholders’ Deficit	(78,196)
Total Liabilities and Stockholders’ Deficit	$62,103

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the	Accumulated From
	Three Months	Three Months	Six Months	Six Months	June 4, 2001
	Ended	Ended	Ended	Ended	(Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2006	2005	2006	2005	2006

Sales	$175	$–	$184	$–	$4,301

Cost of Sales	12	–	420	–	4,589

Gross Margin	163	–	(236)	–	(288)

Expenses

Marketing	–	180	–	269	8,177
Management fees	14,215	–	15,185	–	16,622
Professional fees	24,285	27,828	35,980	34,176	110,556
Research and development	14,366	–	14,366	–	17,356
General and administrative	18,427	5,312	25,380	10,348	57,650
Interest expense	3,900	771	5,283	1,360	10,400

Total Expenses	75,193	34,091	96,194	46,153	220,761

Net Loss	$(75,030)	$(34,091)	$(96,430)	$(46,153)	$(221,049)

Net Loss Per Share – Basic and
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	10,387,522	10,322,105	10,368,790	10,295,960

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the	Accumulated From
	Three Months	Three Months	Six Months	Six Months	June 4, 2001
	Ended	Ended	Ended	Ended	(Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Net Loss	(75,030)	(34,091)	(96,430)	(46,153)	(221,049)

Other comprehensive income
( loss)

Foreign currency translation
adjustment	1,140	-	(1,070)	-	(1,602)

Comprehensive Loss	(73,890)	(34,091)	(97,500)	(46,153)	(222,651)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to August 31, 2006
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$
Balance – June 4, 2001 (Date of
Inception)	–	–	–	–	–	–
Issuance of common stock for cash:
June 15, 2001	8,000,000	800	–	–	–	800
June 27, 2001	2,000,000	200	7,054	–	–	7,254
August 31, 2001	7,000	1	904	–	–	905
Translation adjustment	–	–	–	–	(659)	(659)
Net loss for the period	–	–	–	(8,692)	–	(8,692)
Balance - February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment	–	–	–	–	(137)	(137)
Net loss for the year	–	–	–	(2,636)	–	(2,636)
Balance – February 28, 2003	10,007,000	1,001	7958	(11,328)	(796)	(3,165)
Translation Adjustment	–	–	–	–	(437)	(437)
Net loss for the year	–	–	–	(1,632)	–	(1,632)
Balance – February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)
Issuance of common stock for
cash, July 2004	248,314	25	49,638	–	–	49,663
Issuance of common stock for
professional services, July 2004	14,500	1	2,899	–	–	2,900
Translation adjustment	–	–	–	–	1,588	1,588
Net loss for the year	–	–	–	(43,968)	–	(43,968)
Balance – February 28, 2005	10,269,814	1,027	60,495	(56,928)	355	4,949
Issuance of common stock for
professional services, July 2005	83,347	8	24,996	–	–	25,004
Translation adjustment	–	–	–	–	(887)	(887)
Net loss for the year	–	–	–	(67,691)	–	(67,691)
Balance – February 28, 2006	10,353,161	1,035	85,491	(124,619)	(532)	(38,625)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity(Deficit)
For the period from June 4,2001 (date of Inception) to August 31,2006
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$
Balance – February 28, 2006	10,353,161	1,035	85,491	(124,619)	(532)	(38,625)
Issuance of common stock for
professional services, March
2006	15,000	2	5,248	–	–	5,250
Issuance of common stock for debt
settlement, April 2006	3,030	–	1,000	–	–	1,000
Issuance of common stock for
cash, April 2006	20,000	2	4,998	–	–	5,000
Issuance of common stock for
management services and
prepaids, June 2006	13,200	1	12,011	–	–	12,012
Issuance of common stock for
professional services, July 2006	4,000	–	1,880	–	–	1,880
Issuance of common stock for
research and development
services, July 2006	8,000	1	3,759	–	–	3,760
Issuance of common stock for
consulting services and
prepaids, July 2006	4,200	–	1,974	–	–	1,974
Issuance of common stock for
consulting services, August
2006	3,350	–	1,507	–	–	1,508
Issuance of common stock for
research and development
services, August 2006	9,050	1	4,854	–	–	4,855
Issuance of common stock for
prepaid consulting services,
August 2006	2,200	–	1,364	–	–	1,364
Issuance of common stock for
expenses and prepaid
management services, August
2006	25,200	3	15,621	–	–	15,624
Issuance of common stock for
management and prepaid
service, August 2006	5,785	1	3,701	–	–	3,702
Translation adjustment	–	–	–	–	(1,070)	(1,070)
Net loss for the period	–	–	–	(96,430)	–	(96,430)
Balance – August 31, 2006	10,466,176	1,046	143,408	(221,049)	(1,602)	(78,196)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(Expressed in US Dollars)Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated From
	For the Six Months	For the Six Months	June 4, 2001
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2006	2005	2006
	$	$	$

Operating Activities
Net loss for the period	(96,430)	(46,153)	(221,049)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,227	61	7,556
Shares issued for services	52,928	25,004	80,832
Change in operating assets and liabilities
Accounts payable and accrued expenses	26,523	1,026	30,221
Accrued interest due to related party	5,390	1,360	9,621
Prepaid expenses	(27,918)	(5,420)	(33,497)
Net Cash Used In Operating Activities	(35,280)	(24,122)	(126,316)
Investing Activities
Purchase of music rights	(8)	–	(306)
Purchase of office equipment	(13,560)	(4,163)	(15,356)
Web site development costs	(11,794)	–	(15,957)
Net Cash Used In Investing Activities	(25,362)	(4,163)	(31,619)
Financing Activities
Advances from a related party	59,672	9,385	100,458
Proceeds from issuance of common stock	5,000	–	63,622
Net Cash Provided By Financing Activities	64,672	9,385	164,080

Foreign exchange effect on cash	(1,070)	132	(1,626)
Increase (Decrease) in Cash	2,960	(18,768)	4,519
Cash - Beginning of Period	1,559	23,157	–
Cash - End of Period	4,519	4,389	4,519

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006
(Expressed in US dollars)
(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004 and has begun to realize nominal revenues from its website, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes Inc., which was incorporation in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online.

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its wholly-owned subsidiaries, Sound Revolution Recordings, Inc. and Charity Tunes Inc. All inter-company accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $221,049 at August 31, 2006, and has used cash of $126,316 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $605,000. A company controlled by the Company's major stockholder and CEO has agreed to loan the Company up to $70,000 ($100,458 has been drawn through August 31, 2006) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006
(Expressed in US dollars)
(Unaudited)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

2.	Property and Equipment

		Accumulated	Net Carrying
	Cost	Amortization	Value

Computer Equipment	$15,487	$743	$14,744
Website Development Costs	15,957	6,971	8,986
	$31,444	$7,714	$23,730

3.	Common Stock

a)	On March 3, 2006, the Company issued 15,000 shares of common stock with a fair value of $0.35 per share in consideration for legal services provided in the amount of $5,250.

b)	On April 17, 2006, the Company issued 3,030 shares of common stock with a fair value of $0.33 per share in consideration for settlement of debt of $1,000.

c)	On April 17, 2006, the Company issued 20,000 shares of common stock at $0.25 per share in consideration for cash proceeds of $5,000.

d)

On June 19, 2006, the Company issued 13,200 shares of common stock with a fair value of $0.91 per share in consideration for management services provided in the amount of $11,852 and prepaid service of $160.

e)	On July 28, 2006, the Company issued 4,000 shares of common stock with a fair value of $0.47 per share in consideration for legal services provided in the amount of $1,880.

f)	On July 28, 2006, the Company issued 8,000 shares of common stock with a fair value of $0.47 per share in consideration for research and development services provided in the amount of $3,760.

g)

On July 28, 2006, the Company issued 4,200 shares of common stock with a fair value of $0.47 per share in consideration for consulting services provided in the amount of $995 and prepaid consulting of $979.

h)

On August 10, 2006, the Company issued 3,350 shares of common stock with a fair value of $0.45 per share in consideration for consulting services provided in the amount of $1,329 and website development of $179.

i)	On August 10, 2006, the Company issued 4,450 shares of common stock with a fair value of $0.45 per share in consideration for research and development services provided in the amount of $2002.

j)	On August 16, 2006, the Company issued 2,200 shares of common stock with a fair value of $0.62 per share in consideration for prepaid consulting services provided in the amount of $1,364.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006
(Expressed in US dollars)
(Unaudited)

k)	On August 16, 2006, the Company issued 4,600 shares of common stock with a fair value of $0.62 per share in consideration for research and development services provided in the amount of $2,853.

l)

On August 16, 2006, the Company issued 25,200 shares of common stock with a fair value of $0.62 per share in consideration for promotional services provided in the amount of $624 and prepaid management services of $15,000.

m)

On August 22, 2006, the Company issued 5,785 shares of common stock with a fair value of $0.64 per share in consideration for management services provided in the amount of $1,200 and prepaid management services and office of $2,502.

4.	Subsequent Events

a)

On September 06, 2006, the Company issued 20,000 shares of common stock with a fair value of $0.60 per share in consideration for website development services provided in the amount of $12,000 current and future services.

b)	On September 06, 2006, the Company issued 22,600 shares of common stock with a fair value of $0.60 per share in consideration for computer equipment provided in the amount of $13,560.

c)

On September 11, 2006, the Company entered into License agreement to acquire the non-exclusive license to sell and distribute approximately 70,000 sound recordings as Ringtones and other digital formats. The Company has agreed to pay a royalty of 15% of the amount received for sales of the content, pay a royalty of $.0.10CDN per download for the content provided through a subscription service. The initial term of this agreement is two years from the effective date and after the initial term the term shall automatically renew for additional 12 months period.

d)

On September 18, 2006, the Company filed with the SEC a Registration Statement on Form S-8 registering 15,000,000 common shares issuable pursuant to the Company’s 2006 Non-Qualified Stock Option Plan (“the Plan”). On October 6, 2006, the Board of Directors of the Company approved to amend the plan limit of the Plan from 15,000,000 shares of common stock to 1,500,000 shares of common stock. The following options have been issued:

Name of Option Holder	No. of Common Shares Underlying the Option	Vesting Date	Exercise Price per Share (US$)	Expiration Date of Option
Robin Ram 78 Cliffwood Drive Port Moody, BC V5Y 1T3	100,000	September 22, 2006	1.00	September 22, 2008 or up to 90 days after the termination of the Management Agreement
Robin Ram 78 Cliffwood Drive Port Moody, BC V5Y 1T3	100,000	September 22, 2006	1.50	September 22, 2008 or up to 90 days after the termination of his Management Agreement
Sandra Wong 4337 – 349 W Georgia St Vancouver BC V5Y 1T3	10,000	September 22, 2006	0.80	September 22, 2008 or up to 30 days after the termination of the Consulting Agreement
Total	210,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

Sound Revolution Inc. ("we", "us", "Sound Revolution") is a development stage company and our efforts have been principally devoted to developing a website, www.charitytunes.com, through which we sell digital music downloads, ringtones and other sound effects. We are also developing email management software which will enable musicians to market their music and music related products online.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete development of our products and bring them to market quickly.

Sound Revolution's existence is dependent upon management's ability to develop profitable operations. Management anticipates Sound Revolution will attain profitable status and improve its liquidity through the continued development of its products and establishing a profitable market for Sound Revolution's products and additional equity investment in Sound Revolution.

Sound Revolution's www.charitytunes.com has added to its current selection of songs and music packages with the addition of ring tones. The ring tones will be for sale in digital format and in a variety of genres that include pop, rock, Latin, jazz, rap, classical, electronic, world and jazz. We expect to add to charitytunes.com’s ring tone library on a continuous basis during the next year. We recently acquired rights from Sound Ideas to sell 70,000 sound effects as ring tones.

Through an agreement with CD Baby, we have acquired the rights to sell a catalogue of over 1,000,000 songs and ring tones online. The songs are predominantly from artists who are not mainstream in that they have not been signed up with big name record companies. This has significantly increased and diversified our music library, and newly created ringtone library. However, we intend to continue entering into agreements with other music rights owners to distribute their songs online.

Sound Revolution have also launched at www.myfanpro.com, the first of its FanPro(TM) marketing tools which is designed for online and offline promotion of products and services. We think that FanPro(TM) will be attractive to up and coming as well as already established artists and products as it offers services that help drive awareness, web traffic, and eventually sales for latest releases of any kind including albums, movies, events, videogames and cell phones. The system will allow clients the ability to manage their own campaign tools and check the status of marketing efforts, as well as sell digital content directly to their fans.

Additionally, we have recently entered into an agreement with Gravit-e Technologies to provide the technology which will allow for the protection of digital content using Windows Media’s Digital Rights Management (“DRM”). This will provide protection against piracy and allow Sound Revolution to select specific uses for each digital media file (such as selecting whether a particular song or other digital file may be played on a portable device, burned onto a CD, or how many copies may be made). This in turn will satisfy the security requirements of the owners of the music, video and other digital content that Sound Revolution offer for sale online. We hope that this new technology together with the FanPro(TM) marketing tools will help us to attract more music rights owners to agree to distribute their songs online with us. We plan to increase our music offering to over 2,000,000 songs by the end of 2007.

Sound Revolution has boosted the number of charities with whom we have agreements, having recently signed Agency and Promotion Agreements with the Red Cross and War Child Canada.

In order to improve our liquidity, are currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of charitytunes.com, or the development of our fan management software and we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that Sound Revolution can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

We intend to spend approximately $100,000 over the course of the next year to continue to develop our website charitytunes.com, approximately $1,000,000 in royalties and guarantees for music license acquisitions and another $10,000 in the development of our fan management software.

Additions to Management

On June 19, 2006 Sound Revolution appointed Robin Ram as a Director and Chief Operating Officer. Mr. Ram has over 30 years of management experience in multimedia marketing, sales, distribution and operations in retail, supplier and mass market distribution channels of the entertainment industry in Canada and the USA. His role within the Company is to develop alliances with major record labels and charities and other partners worldwide.

In September we appointed Jeremy Long as Vice President of Niche Marketing for both Sound Revolution and Charity Tunes. Mr. Long will be responsible for building partnerships with community Web portals to integrate Sound Revolution’s digital media download engine into its sites. We hope that Mr. Long will bring his expertise in foreign music markets to our team to boost revenues.

In July we appointed Sandra Wong as Director of Marketing. As Director of Marketing she will be responsible for the continued development of content for the charitytunes.com website as well as sponsorship and media campaigns.

On October 2, 2006 we appointed Robert Lanni as a member of our Board of Advisors. Mr. Lanni will be assisting in finding a major celebrity spokesperson for the Company as well as aligning the Company with musicians for major promotions.

Acquisitions

Sound Revolution is also actively seeking acquisitions of businesses that will add value to Sound Revolution or Charity Tunes. If we are successful in finding companies that are appropriate targets, we may enter into negotiations to acquire either the shares or the assets of such companies through the issuance of our common stock.

Results of Operations for the three months ended August 31, 2006 compared to three months ended August 31, 2005

During three months ended August 31, 2006, we realized total revenue of $175 compared to $0 in revenue for the three months ended August 31, 2005 and we incurred a net loss for the three months ended August 31, 2006 of $75,030, compared to a net loss of $34,091 for the same period in 2005. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation. The increase in revenues but greater increase in net loss for 2006 was as a result of increased expenses during the three months ended August 31, 2006. Gross profit for the three months ended August 31, 2006 was $163 compared to $0 for the same period in 2005.

Our general and administrative costs for the three months ended August 31, 2006 were $18,427 compared to $5,312 for the three months ended August 31, 2005. These costs consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general administrative cost between the two periods is largely the result of development of our website and library.

Our professional fees for the three months ended August 31, 2006 were $24,285, compared to $27,828 for the three months ended August 31, 2005.

Our business development costs for the three months ended August 31, 2006 were $14,366 and $0 for the three months ended August 31, 2005. This increase in business development costs between the two periods is largely the result of an increased activity relating to developing our business.

Our management fees for the three months ended August 31, 2006 were $14,215 and $0 for the three months ended August 31, 2005. This increase in management fees between the two periods is largely the result of monthly fees for the Chief Operating Officer and Vice President as well as a bonus for the Chief Operating Officer.

Results of Operations for the six months ended August 31, 2006 compared to six months ended August 31, 2005

During six months ended August 31, 2006, we realized total revenue of $184 compared to $0 in revenue for the six months ended August 31, 2005 and we incurred a net loss for the six months ended August 31, 2006 of $96,430, compared to a net loss of $46,153 for the same period in 2005. The increase in revenues but greater increase in net loss for 2006 was as a result of increased expenses during the six months ended August 31, 2006. Gross profit for the six months ended August 31, 2006 was $(236) compared to $0 for the same period in 2005.

Our general and administrative costs for the six months ended August 31, 2006 were $25,380 compared to $10,348 for the six months ended August 31, 2005. These costs consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general administrative cost between the two periods is largely the result of development of our website and library.

Our professional fees for the six months ended August 31, 2006 were $35,980, compared to $34,176 for the six months ended March 31, 2005.

Our business development costs for the six months ended August 31, 2006 were $14,366 and $0 for the six months ended August 31, 2005. This increase in business development costs between the two periods is largely the result of an increased activity relating to developing our business.

Our management fees for the six months ended August 31, 2006 were $15,185 and $0 for the six months ended August 31, 2005. This increase in management fees between the two periods is largely the result of monthly fees for the Chief Operating Officer and Vice President as well as a bonus for the Chief Operating Officer.

Liquidity and Capital Resources

As of August 31, 2006, we had a working capital deficit of ($2,826). We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

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

As a result of our operating loss of ($221,049) from inception on June 4, 2001 through August 31, 2006, we generated a deficit accumulated during the development stage of $221,049. We met our cash requirements during this period through the receipt of $99,458 advanced by Bacchus Entertainment Ltd. (“Bacchus”), a company 100% owned by Penny Green, our President, received in exchange for the sales of our common stock in private placements.

We have generated a revenue in this period, and realized a negative cash flow from operations of $35,280 for the six month period ended August 31, 2006 compared to a negative cash flow from operations of $24,122 for the six months ended August 31, 2005.

As of August 31, 2006, we had received loans from Bacchus, a company owned by Penny Green, our President and Chief Executive Officer, totaling $99,458.

Our losses for the three months ended August 31, 2006 were $75,030 or $25,010 per month. We estimate that our expenses over the next 12 months will be approximately as follows:

Amount	Expense
$100,000	Development of charitytunes.com websites
$10,000	Development of FanPro(TM) marketing tools
$1,000,000	Royalty advances
$2,000,000	General Administration and working capital
Total $3,110,000

As of August 31, 2006, we had cash equivalents of $4,519, and we believe that we need approximately an additional $3,105,481 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We intend to seek financing of between $3,000,000 and $4,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

Sound Revolution will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. If the cash in our account is insufficient to cover our Auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on February 28, 2005, or by seeking financing through equity placements. If we are unable to raise necessary capital to meet its capital requirements, we may not be able to pay our internet hosting fees, which may mean our website and digital music would no longer be available to the public, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

As we expand in the future, and if we are successful in licensing additional music libraries, we will incur additional costs for personnel. In order for Sound Revolution to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $300,000 per year beginning in 2007 to pay salaries to employees or consultants in working in the areas of marketing, sales music acquisitions and accounting.

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

We do not have any material commitments for capital expenditures as of October 11, 2006.

Known Trends or Uncertainties that will have a Material Impact on Revenues

Sound Revolution intends to continue negotiating with owners of digital music rights to obtain digital licensing rights to music. We anticipate that some of these agreements will requires us to make royalty payments, some will allow us to pay a wholesale price, and some will be complete buy outs. We anticipate that if we are successful in concluding music licensing agreements with major record labels, we anticipate that the costs of licensing and delivery costs for these songs will be approximately $1,000,000.

As of October 11, 2006, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000. We are a partially owned subsidiary of Bacchus Entertainment Ltd., a company incorporated in British Columbia which is 100% owned by Penny Green. Bacchus Entertainment continues to lend us money pursuant to a loan agreement. As of August 31, 2006 we owed Bacchus Entertainment $99,458.

Item 3.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of August 31, 2006. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Date: October 12, 2006	SOUND REVOLUTION INC.
(Registrant)

	By:	/s/ Penny Green
Penny Green, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer