Form 10QSB
period 2006-11-30
Sound Revolution Inc.
filed 2007-01-16
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware	N/A
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1511 West 40th Avenue, Vancouver, British Columbia, Canada V6M 1V7
(Address of principal executive offices)

(604) 780-3914
Issuer’s telephone number

345 West 11th Avenue, Unit 4, Vancouver, British Columbia, Canada V5Y 1T3
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

i

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of January 12, 2007, the registrant’s outstanding common stock consisted of 10,638,846 shares.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [ x ]

ii

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

Item 1. Financial Statements.

Sound Revolution, Inc.
Financial Statements
(A Development Stage Company)
November 30, 2006

Sound Revolution, Inc.
|(A Development Stage Company)

November 30, 2006

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	November 30,	February 28,
	2006	2006

ASSETS
Current Assets
Cash	$1,330	$1,559
Prepaid expenses	37,586	5,579
Total Current Assets	38,916	7,138
Investment (Note 2)	10,000	-
Property and Equipment (Note 3)	14,761	1,317
Web Site Development Costs	10,864	1,286
Music Rights	352	349
Total Assets	$74,893	$10,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	32,746	3,698
Accrued interest due to stockholder	18,550	4,231
Note payable to stockholder, current portion	1,000	1,000
Total Current Liabilities	52,296	8,929
Note Payable to Stockholder, less current portion	184,237	39,786
Contingencies and Commitments (Notes 1 and 6)
Stockholders’ Equity (Deficit)

Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,623,976 shares issued and outstanding ( February 28,2006 – 10,353,161)	1,062	1,035
Additional Paid-in Capital	254,761	85,491
Accumulated Other Comprehensive Loss	(771)	(532)
Deficit Accumulated During the Development Stage	(416,692)	(124,619)
Total Stockholders’ Equity (Deficit)	(161,640)	(38,625)
Total Liabilities and Stockholders’ Equity (Deficit)	$74,893	$10,090

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Accumulated From
	For the	For the	For the	For the	June 4, 2001
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2006	2005	2006	2005	2006

Sales	$137	$–	$321	$–	$4,438

Cost of Sales	646	–	1,066	–	5,235

Gross Margin	(509)	–	(745)	–	(797)

Expenses

Directors fees	6,000	–	6,000	–	6,000
Marketing	–	–	–	269	8,177
Management fees	23,360	–	38,545	–	39,982
Professional fees	6,550	7,719	42,530	41,896	117,106
Research and development	35,191	–	49,557	–	52,547
Stock based compensation	55,516	–	55,516	–	55,516
General and administrative	59,522	1,964	84,902	12,312	117,172
Interest expense	8,995	1,025	14,278	2,385	19,395

Total Expenses	195,134	10,708	291,328	56,862	415,895

Net Loss	$(195,643)	$(10,708)	$(292,073)	$(56,862)	$(416,692)

Net Loss Per Share – Basic and
Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Shares
Outstanding	10,527,085	10,353,161	10,421,171	10,314,888

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

					Accumulated From
	For the	For the	For the	For the	June 4, 2001
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2006	2005	2006	2005	2006

Net Loss	$(195,643)	$(10,708)	$(292,073)	$(56,862)	$(416,692)

Other comprehensive income
(loss)

Foreign currency translation
adjustment	831	(498)	(239)	(347)	(771)

Comprehensive Loss	$(194,812)	$(11,206)	$(292,312)	$(57,209)	$(417,463)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2006
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-in	Development	Income(loss)
	Shares	Amount	Capital	Stage		Total
Balance – June 4, 2001 (Date of
Inception)	–	$–	$–	$–	$–	$–
Issuance of common stock for cash:
June 15, 2001	8,000,000	800	–	–	–	800
June 27, 2001	2,000,000	200	7,054	–	–	7,254
November 30, 2001	7,000	1	904	–	–	905
Translation adjustment	–	–	–	–	(659)	(659)
Net loss for the period	–	–	–	(8,692)	–	(8,692)
Balance - February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment	–	–	–	–	(137)	(137)
Net loss for the year	–	–	–	(2,636)	–	(2,636)
Balance – February 28, 2003	10,007,000	1,001	7958	(11,328)	(796)	(3,165)
Translation Adjustment	–	–	–	–	(437)	(437)
Net loss for the year	–	–	–	(1,632)	–	(1,632)
Balance – February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)
Issuance of common stock for
cash, July 2004	248,314	25	49,638	–	–	49,663
Issuance of common stock for
professional services, July
2004	14,500	1	2,899	–	–	2,900
Translation adjustment	–	–	–	–	1,588	1,588
Net loss for the year	–	–	–	(43,968)	–	(43,968)
Balance – February 28, 2005	10,269,814	1,027	60,495	(56,928)	355	4,949
Issuance of common stock for
professional services, July
2005	83,347	8	24,996	–	–	25,004
Translation adjustment	–	–	–	–	(887)	(887)
Net loss for the year	–	–	–	(67,691)	–	(67,691)
Balance – February 28, 2006	10,353,161	$1,035	$85,491	$(124,619)	$(532)	$(38,625)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2006
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common	Stock	Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total

Balance – February 28, 2006	10,353,161	$1,035	$85,491	$(124,619)	$(532)	$(38,625)
Issuance of common stock for
professional services, March 2006	15,000	2	5,248	–	–	5,250
Issuance of common stock for debt
settlement, April 2006	3,030	–	1,000	–	–	1,000
Issuance of common stock for cash,
April 2006	20,000	2	4,998	–	–	5,000
Issuance of common stock for
management services , June 2006	13,200	1	12,011	–	–	12,012
Issuance of common stock for
professional services, July 2006	4,000	–	1,880	–	–	1,880
Issuance of common stock for research
and development services, July
2006	8,000	1	3,759	–	–	3,760
Issuance of common stock for
consulting services and prepaids,
July 2006	4,200	–	1,974	–	–	1,974
Issuance of common stock for
consulting services, August 2006	3,350	–	1,508	–	–	1,508
Issuance of common stock for research
and development services, August
2006	9,050	1	4,854	–	–	4,855
Issuance of common stock for
consulting services, August 2006	2,200	–	1,364	–	–	1,364
Issuance of common stock for
expenses and management
services, August 2006	25,200	3	15,621	–	–	15,624
Issuance of common stock for
management service, August 2006	5,785	1	3,701	–	–	3,702
Issuance of stock options in September,
2006 in exchange for consulting
services	–	–	1,835	–	–	1,835
Issuance of stock options in September,
2006 in exchange for management
services	–	–	33,740	–	–	33,740
Issuance of common stock for web
development and future service,
September 2006	20,000	2	11,998	–	–	12,000
Issuance of common stock for capital
equipment, September 2006	22,600	2	13,558	–	–	13,560
Issuance of common stock for research
and development service,
September 2006	5,200	1	2,391	–	–	2,392
Issuance of common stock for
promotional service, September
2006	30,000	3	6,297	–	–	6,300
Issuance of stock options in October,
2006 in exchange for consulting
services	–	–	3,276	–	–	3,276

Balance – Carried forward
	10,543,976	1,054	216,504	(124,619)	(532)	92,407

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2006
(Unaudited)

				Deficit		Accumulated
				Accumulated		Other
			Additional	During the		Comprehensive
	Common	Stock	Paid-in	Development		Income
	Shares	Amount	Capital	Stage		(Loss)	Total
	#	$	$	$		$	$
Balance – Brought forward	10,543,976	1,054	216,504	(124,619)		(532)	92,407

Issuance of stock options in
November, 2006 in exchange
for directors fees	–	–	16,665	–		–	16,665
Issuance of common stock for
promotional service, November
2006	80,000	8	21,592	–		–	21,600
Foreign currency translation	–	–	–	–		(239)	(239)
Net loss for the period	–	–	–	(292,073)		–	(292,073)
Balance – November 30, 2006	10,623,976	$1,062	$254,761	$(416,692)	$	(771)	$(161,640)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(Expressed in US Dollars)Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated From
			June 4, 2001
	For the Nine Months Ended	For the Nine Months Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2006	2005	2006

Operating Activities
Net loss for the period	$(292,073)	$(56,862)	$(416,692)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	9,145	92	12,474
Shares issued for services	94,221	25,004	122,125
Stock option issued in exchange for services	55,516	–	55,516
Change in operating assets and liabilities
Accounts payable and accrued expenses	29,048	1,045	32,746
Accrued interest due to stockholder	15,319	2,385	19,550
Prepaid expenses	(32,007)	(2,409)	(37,586)
Deposit	(10,000)	–	(10,000)
Net Cash Used In Operating Activities	(130,831)	(30,745)	(221,867)
Investing Activities
Purchase of music rights	(3)	–	(301)
Purchase of equipment	(1,279)	(4,163)	(3,075)
Web site development costs	(17,328)	–	(21,491)

Net Cash Flows Used In Investing Activities	(18,610)	(4,163)	(24,867)
Financing Activities
Advances from stockholder	144,451	17,401	185,237
Proceeds from issuance of common stock	5,000	–	63,622
Net Cash Flows Provided By Financing Activities	149,451	17,401	248,859

Foreign exchange effect on cash	(239)	(338)	(795)
Increase (Decrease) in Cash	(229)	(17,845)	1,330
Cash - Beginning of Period	1,559	23,157	–
Cash - End of Period	$1,330	$5,312	$1,330

Non-cash Investing and Financing Activities
Common stock issued for property and equipment	13,560	–	13,560
Common Stock issued for debt settlement	1,000		1,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Statements
November 30, 2006
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

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from its intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $416,692 at November 30, 2006, and has used cash of $221,867 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A company controlled by the Company's major stockholder and CFO has agreed to loan the Company an additional $70,000 ($185,237 has been drawn through November 30, 2006) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and be unable to operate for the coming year.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Statements
November 30, 2006
(Expressed in US Dollars)
(Unaudited)

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company had no employee stock based compensation issued and outstanding prior to January 1, 2006.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had employee stock based compensation issued and outstanding at November 30, 2006.

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
Notes to the Consolidated Statements
November 30, 2006
(Expressed in US Dollars)
(Unaudited)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48,

"Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes. " FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

2. Deposit

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc to obtain the rights to sell over 1,000,000 songs and ring tones .The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for delivery costs for 100,000 songs (at $0.10 per song). The Company needs to to pay an additional $90,000 if it chooses to take delivery of the remaining 900,000 songs, which is it not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60 –70% of the sale price.

3. Property and Equipment

		Accumulated	Net Carrying
	Cost	Amortization	Value

Computer Equipment	$16,766	$2,005	$14,761

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Statements
November 30, 2006
(Expressed in US Dollars)
(Unaudited)

4. Note payable to stockholder and related party transactions

During the period ended November 30, 2006 and the year ended February 28, 2006, the Company’s significant shareholders advanced funds to the Company for working capital purposes. Total note payable due to stockholder amounted $185,237 and $40,786 at November 30, 2006 and February 28, 2006, respectively. The Note is unsecured, and bears interest at 10% per annum and has no specific terms of repayments.

During the nine months period ended November 30, 2006, directors of the Company received $30,012 in management fees pursuant to management agreements, and the Company has paid and accrued $6,000 in directors fees to a director of the Company . The Company has also prepaid $20,000 in management fees to a director of the Company.

5. Common Stock

a)	On March 3, 2006, the Company issued 15,000 shares of common stock with a fair value of $0.35 per share in consideration for legal services provided in the amount of $5,250.

b)	On April 17, 2006, the Company issued 3,030 shares of common stock with a fair value of $0.33 per share in consideration for settlement of debt of $1,000.

c)	On April 17, 2006, the Company issued 20,000 shares of common stock at $0.25 per share in consideration for cash proceeds of $5,000.

d)	On June 19, 2006, the Company issued 13,200 shares of common stock with a fair value of $0.91 per share in consideration for management services provided in the amount of $12,012.

e)	On July 28, 2006, the Company issued 4,000 shares of common stock with a fair value of $0.47 per share in consideration for legal services provided in the amount of $1,880.

f)	On July 28, 2006, the Company issued 8,000 shares of common stock with a fair value of $0.47 per share in consideration for research and development services provided in the amount of $3,760.

g)	On July 28, 2006, the Company issued 4,200 shares of common stock with a fair value of $0.47 per share in consideration for consulting services provided in the amount of $1,487 and prepaid consulting of $487.

h)	On August 10, 2006, the Company issued 3,350 shares of common stock with a fair value of $0.45 per share in consideration for consulting services provided in the amount of $1,329 and Website development of $179 .

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Statements
November 30, 2006
(Expressed in US Dollars)
(Unaudited)

i)	On August 10, 2006, the Company issued 4,450 shares of common stock with a fair value of $0.45 per share in consideration for research and development services provided in the amount of $2,003.

j)	On August 16, 2006, the Company issued 2,200 shares of common stock with a fair value of $0.62 per share in consideration for consulting services provided in the amount of $1,364.

k)	On August 16, 2006, the Company issued 4,600 shares of common stock with a fair value of $0.62 per share in consideration for research and development services provided in the amount of $2,852.

l)	On August 16, 2006, the Company issued 25,200 shares of common stock with a fair value of $0.62 per share in consideration for promotional services provided in the amount of $624 and management services of $15,000.

m)	On August 22, 2006, the Company issued 5,785 shares of common stock with a fair value of $0.64 per share in consideration for management services provided in the amount of $3,600 and office of $102.

n)	On September 06, 2006, the Company issued 20,000 shares of common stock with a fair value of $0.60 per share in consideration for website development services provided in the amount of $4,200 current and future services of $7,800.

o)	On September 06, 2006, the Company issued 22,600 shares of common stock with a fair value of $0.60 per share in consideration for computer equipment provided in the amount of $13,560.

p)	On September 19, 2006, the Company issued 5,200 shares of common stock with a fair value of $0.46 per share in consideration for research and development services provided in the amount of $2,392.

q)	On September 26, 2006, the Company issued 30,000 shares of common stock with a fair value of $0.21 per share in consideration for promotional services provided in the amount of $6,300.

r)	On November 03, 2006, the Company issued 80,000 shares of common stock with a fair value of $0.27 per share in consideration for promotional services provided in the amount of $21,600.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Statements
November 30, 2006
(Expressed in US Dollars)
(Unaudited)

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual	Exercise Price	Exercisable	Exercise Price
		Life (Years)
$ 0.80	10,000	1.81	$ 0.80	10,000	$ 0.80
$ 1.00	100,000	1.81	$ 1.00	100,000	$1.00
$ 1.50	100,000	1.81	$ 1.50	100,000	$ 1.50
$ 0.26	15,000	1.84	$ 0.26	15,000	$ 0.26
$ 0.30	50,000	1.92	$0.30	50,000	$ 0.30
	275,000	1.83	$ 0.77	275,000	$ 0.77

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
	Number of Shares	PriceAveragePer Share

Balance at June 4, 2001 (date of inception):	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2006	-	$-
Granted	10,000.80
Granted	100,000	1.00
Granted	100,000	1.50
Granted	15,000.26
Granted	50,000.30
Exercised	-	-
Cancelled or expired	-	-
Outstanding at November 30, 2006	275,000	$0.77

In September 2006, the Company granted an aggregate of 10,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the period ended November 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 180%. Compensation expense of $1,835 was charged to operations during the period ended November 30, 2006.

In September 2006, the Company granted an aggregate of 200,000 stock options to a director in exchange for management services rendered. The estimated value of the stock options vested during the period ended November 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 180%. Compensation expense of $33,740 was charged to operations during the period ended November 30, 2006.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Statements
November 30, 2006
(Expressed in US Dollars)
(Unaudited)

Stock options( Continued)

In October 2006, the Company granted an aggregate of 15,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the period ended November 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 180%. Compensation expense of $3,276 was charged to operations during the period ended November 30, 2006.

In November 2006, the Company granted an aggregate of 50,000 stock options to a director in exchange for services rendered. The estimated value of the stock options vested during the period ended November 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 180%. Compensation expense of $16,665 was charged to operations during the period ended November 30, 2006.

6. Subsequent Events

a)	On December 05, 2006, the Company issued 14,870 shares of common stock with a fair value of $0.40 per share in consideration for research and development services provided in the amount of $5,948.

b)	On December 07, 2006 the Company entered into an agreement with Puretracks Inc to acquire the right to distribute through its website 1.6 million songs from Puretracks’ library throughout the territory of North America. The term of the agreement is for 5 years and is renewable for a one year period.

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

Sound Revolution's www.charitytunes.com has added to its current selection of songs and music packages with the addition of ring tones. The ring tones will be for sale in digital format and in a variety of genres that include pop, rock, Latin, jazz, rap, classical, electronic, world and jazz. We expect to add to charitytunes.com’s ring tone library on a continuous basis during the next year. We have acquired rights from Sound Ideas to sell 70,000 sound effects as ring tones.

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

Sound Revolution have also launched at www.myfanpro.com, the first of its FanProTM marketing tools which is designed for online and offline promotion of products and services. We think that FanProTM will be attractive to up and coming as well as already established artists and products as it offers services that help drive awareness, web traffic, and eventually sales for latest releases of any kind including albums, movies, events, videogames and cell phones. The system will allow clients the ability to manage their own campaign tools and check the status of marketing efforts, as well as sell digital content directly to their fans.

Additionally, we have recently entered into an agreement with Gravit-e Technologies to provide the technology which will allow for the protection of digital content using Windows Media’s Digital Rights Management (“DRM”). This will provide protection against piracy and allow Sound Revolution to select specific uses for each digital media file (such as selecting whether a particular song or other digital file may be played on a portable device, burned onto a CD, or how many copies may be made). This in turn will satisfy the security requirements of the owners of the music, video and other digital content that Sound Revolution offer for sale online. We hope that this new technology together with the FanProTM marketing tools will help us to attract more music rights owners to agree to distribute their songs online with us. We plan to increase our music offering to over 2,000,000 songs by the end of 2007.

Sound Revolution has boosted the number of charities with whom we have agreements, having signed Agency and Promotion Agreements with charities like the Red Cross and War Child Canada.

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

We intend to spend approximately $2,000,000 over the next 12 months (beginning February 2007), including approximately $155,000 to continue to develop our website charitytunes.com, $200,000 in royalties and guarantees for music license acquisitions, another $30,000 in the development of our fan management software, $500,000 for development of investor relations, $470,000 for marketing and $645,000 for general and administrative expenses.

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

On November 1, 2006 we appointed Garry Newman to our Board of Directors. Mr. Newman was the former Vice-President and Senior Vice-President of Warner Music Canada, during which time he was responsible for all sales and marketing. He was then promoted to President of Warner Music Canada, a position he held for 5 years. Mr. Newman comes to us with several well-established contacts in the music industry.

Acquisitions

Sound Revolution is also actively seeking acquisitions of businesses that will add value to Sound Revolution or Charity Tunes. If we are successful in finding companies that are appropriate targets, we may enter into negotiations to acquire either the shares or the assets of such companies through the issuance of our common stock.

Results of Operations for the three months ended November 30, 2006 compared to three months ended November 30, 2005

During three months ended November 30, 2006, we realized total revenue of $137 compared to $0 in revenue for the three months ended November 30, 2005 and we incurred a net loss for the three months ended November 30, 2006 of $195,643, compared to a net loss of $10,708 for the same period in 2005. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation. The increase in revenues but greater increase in net loss for 2006 was as a result of increased expenses during the three months ended November 30, 2006. Gross profit for the three months ended November 30, 2006 was $(509) compared to $0 for the same period in 2005.

Our general and administrative costs for the three months ended November 30, 2006 were $59,522 compared to $1,964 for the three months ended November 30, 2005. These costs consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general administrative cost between the two periods is largely the result of development of our website and library.

Our professional fees for the three months ended November 30, 2006 were $6,550, compared to $7,719 for the three months ended November 30, 2005.

Our business development costs for the three months ended November 30, 2006 were $35,191 and $0 for the three months ended November 30, 2005. This increase in business development costs between the two periods is largely the result of an increased activity relating to developing our business.

Our management fees for the three months ended November 30, 2006 were $23,360 and $0 for the three months ended November 30, 2005. This increase in management fees between the two periods is largely the result of monthly fees for the Chief Operating Officer and Vice President as well as a bonus for the Chief Operating Officer.

Results of Operations for the nine months ended November 30, 2006 compared to nine months ended November 30, 2005

During the nine months ended November 30, 2006, we realized total revenue of $321 compared to $0 in revenue for the nine months ended November 30, 2005 and we incurred a net loss for the nine months ended November 30, 2006 of $292,073, compared to a net loss of $56,862 for the same period in 2005. The increase in revenues but greater increase in net loss for 2006 was as a result of increased expenses during the nine months ended November 30, 2006. Gross profit for the nine months ended November 30, 2006 was $(745) compared to $0 for the same period in 2005.

Our general and administrative costs for the nine months ended November 30, 2006 were $84,902 compared to $12,312 for the nine months ended November 30, 2005. These costs consisted primarily of personnel costs, consulting fees, and general office costs. The increase in general administrative cost between the two periods is largely the result of development of our website and library.

Our professional fees for the nine months ended November 30, 2006 were $42,530, compared to $41,896 for the nine months ended November 30, 2005.

Our business development costs for the nine months ended November 30, 2006 were $49,557 and $0 for the nine months ended November 30, 2005. This increase in business development costs between the two periods is largely the result of an increased activity relating to developing our business.

Our management fees for the nine months ended November 30, 2006 were $38,545 and $0 for the nine months ended November 30, 2005. This increase in management fees between the two periods is largely the result of monthly fees for the Chief Operating Officer and Vice President as well as a bonus for the Chief Operating Officer.

Liquidity and Capital Resources

As of November 30, 2006, we had a working capital deficit of ($13,380). We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

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

As a result of our operating loss of ($416,692) from inception on June 4, 2001 through November 30, 2006, we generated a deficit accumulated during the development stage of $416,692. We met our cash requirements during this period through the receipt of $99,458 advanced by Bacchus Entertainment Ltd. (“Bacchus”), a company 100% owned by Penny Green, our President, received in exchange for the sales of our common stock in private placements.

We have generated revenues in this period, and realized a negative cash flow from operations of $107,271 for the nine month period ended November 30, 2006 compared to a negative cash flow from operations of $30,745 for the nine months ended November 30, 2005.

As of November 30, 2006, we had received loans from Bacchus, a company owned by Penny Green, our President and Chief Executive Officer, totaling $99,458.

Our losses for the three months ended November 30, 2006 were $195,643 or $65,214 per month. We estimate that our expenses over the next 12 months (beginning February 2007) will be approximately as follows:

What we must do and how we will do it	Target completion date or, if not known, number of months to complete	Our cost to complete (US$)
Implement PIN program	February 15, 2007	$5,000
Integrate 1.6 million new songs into database	March 1, 2007	$10,000
Development of various added features for charitytunes.com websites	March 1, 2007	$10,000
Launch Party	March 2007	$20,000
Integrate 100,000 tv programs and movies into database	April 1, 2007	$10,000
Implement Sale of Ringtones through mobile carriers	June 1, 2007	$15,000
Hardware purchases for digital storage	September 2007	$10,000
Launch foreign language websites (Indian, Chinese, German, Spanish, French)	September 2007	$75,000
Completion of more FanPro™ marketing tools	September 2007	$30,000
Royalty advances delivery costs, music	12 months	$100,000
Royalty advances & delivery costs, movies	12 months	$100,000
Celebrity Spokesperson / Ambassadors	12 months	$50,000
Radio/Print/TV Marketing budget	12 months	$300,000
Tradeshow budget	12 months	$50,000
Online search optimization	12 months	$10,000
Publicist	12 months	$50,000
Promotional Merchandise	12 months	$10,000
Sound Revolution record label	12 months	$50,000
Travel	12 months	$20,000

Legal and Accounting	12 months	$50,000
Management/ Director Fees	12 months	$225,000
Corporate Communications and Investor	12 months	$500,000
Relations
General Administration and working capital	12 months	$300,000
Total		$2,000,000

As of November 30, 2006, we had cash equivalents of $1,330, and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We intend to seek additional financing of between $3,000,000 and $4,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

We will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. If the cash in our account is insufficient to cover our Auditor fees, we will cover our expenses by accessing loans from Bacchus through our loan agreement signed on February 28, 2005, or by seeking financing through equity placements. If we are unable to raise necessary capital to meet its capital requirements, we may not be able to pay our internet hosting fees, which may mean our website and digital music would no longer be available to the public, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

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

We do not have any material commitments for capital expenditures as of January 12, 2007.

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

As of January 12, 2007, Sound Revolution has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000. We are a partially owned subsidiary of Bacchus Entertainment Ltd., a company incorporated in British Columbia which is 100% owned by Penny Green. Bacchus Entertainment continues to lend us money pursuant to a loan agreement. As of November 30, 2006, we owed Bacchus Entertainment $99,458.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sound Revolution’s management, with the participation of Sound Revolution’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Sound Revolution’s disclosure controls and procedures as of November 30, 2006. Based on this evaluation, Sound Revolution’s Chief Financial Officer and Chief Executive Officer concluded that Sound Revolution’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Sound Revolution is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Sound Revolution’s internal control over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected or is reasonably likely to materially affect Sound Revolution’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Date:	January 16, 2007	SOUND REVOLUTION INC.
(Registrant)

		By:	/s/ Penny Green
Penny Green, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer