Form 10KSB
period 2007-02-28
Sound Revolution Inc.
filed 2007-06-13
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333 - 118398

SOUND REVOLUTION INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1187 Brimley Road, Toronto,
Ontario, Canada	M1P 3G5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 416-271-9695

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

State issuer's revenues for its most recent fiscal year: $358

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sale price of the voting stock as of May 31, 2007, was approximately $851,493.36

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,638,846 common shares, $0.0001 par value outstanding as of May 31, 2007

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ] No [X]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

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

Item 1. Description of Business

Corporate History

Sound Revolution Inc. was incorporated on June 4, 2001 under the laws of the State of Delaware. Our principal offices are located at 1187 Brimley Road, Toronto, Ontario M1P 3H5, and our telephone number is (416)271-9695. We have two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporated on March 8, 2007 in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online. As of March 10, 2007 we also have one majority owned subsidiary, Buzz Tub Media Inc. (“Buzz Tub”), a development stage company incorporated in Delaware for the purpose of carrying on business in the areas of market research, entertainment and technology.

Business Development

We have only recently begun our current operations and we have a limited history of revenues and significant operational losses to date as well as an accumulated shareholder deficit. For the year ended February 28, 2007, we had revenues of $358, a net loss of $417,133 and an accumulated deficit of $541,752.

Since our inception, on June 4, 2001, we have been developing products, services and internet utilities that we can market and sell and that are related to the digital distribution of music and other entertainment media.

On May 31, 2006 we completed and launched our website www.charitytunes.com (which includes the parallel Canadian site www.charitytunes.ca) and on May 31, 2006, we received the first revenues from the sale of digital music on the site. Through charitytunes.com we sell digital music downloads, ringtones, and other sound effects, while allowing purchasers to allocate up to 10% of their purchase price to a charitable cause chosen from our list of participating charities. We have recently secured the rights to approximately 2,000,000 new songs and we have 10 participating charities including Big Brothers Big Sisters of Canada, World Hunger Year, Afrikids, the Canadian Red Cross and War Child Canada.

We launched our website www.soundrevolution.net on May 15, 2006. The site, now located at www.soundrevolution.com, allows investors easy access to information about our products and services, as well as details on recent share trades. Also in 2006 we began working with musicians to assist them in promoting their music on our website and through live events; ticket sale proceeds from those events were donated to charity.

We are also developing software to assist artists in maintaining, developing and communicating with their customers through email and the Internet. On August 28, 2006 we launched the website www.myfanpro.com, the first of our FanPro TM marketing tools, designed for online and offline promotion of products and services. The FanPro TM software will allow musicians to sell digital music and other products to their fans (potential customers) using emails and the Internet. We plan to execute the next stage of the FanPro TM software development in 2008.

Once we begin generating significant revenues from the sale of music through www.charitytunes.net, we anticipate expanding our operations to include the distribution of other electronic content, such as movies and books. Including other media in addition to music will allow us to maximize the utility of our existing infrastructure.

Our Products and Services

Fanpro™

Sound Revolution is in the early stages of developing email management software that will enable musicians to maintain a database of fans (customers) through an email contact management system. The software we are designing will enable musicians to sell digital music and other products to their customers using emails and the Internet. Depending on the needs of the potential client, the software will also allow Sound Revolution to create custom cross-media campaigns. A key feature of FanPro™ is that it will link artists directly to the consumer through our proprietary content management system. The system will allow clients the ability to manage their own campaign tools and check the status of marketing efforts, as well as to sell digital content directly to their fans.

We intend that the software will include the following primary features:

  Identification and maintenance of fans through an online database
  Database to store specific information relating to fans
  Set functions to allow distribution of promotions and news to selected fans
  Automatic pop ups from a musician's website to collect fan information
  Online fan membership sign up which is connected to a database
  Templates for promotions such as pre releasing new songs for a fee to a fan base and advertising live events
  Collection of annual fan membership fees

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

Technology Agreements

On May 3, 2005, our subsidiary, Sound Revolution Recordings Inc. (“SR Recordings”) entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) for the development of Sound Revolution’s charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases (the “Development Agreement”). The total cost for the site was approximately $8,397, all of which has been paid. We have exclusive ownership and copyright in the source code for any applications or modules which are entirely custom developed for us by Gravit-e.

The Development Agreement required development of the website so that charitytunes.com can provide a portal to information on artists who are featured on the site. The site allows for partial proceeds from each sale to be donated to charitable causes. The site has artist and charity databases, which can be accessed by both charities and music content owners to allow them to view directly information relating to sales and site traffic. The Development Agreement also required development by Gravit-e of a Charity Tunes engine which allows users to log in and listen to previews of songs, purchase songs in customized combinations or pre-set packages, purchase monthly subscriptions to songs, make gift purchases, and rate and post reviews on songs. As of June 12, 2006, the functions enabling site visitors to listen to previews and purchase songs in customized combinations are complete. Gravit-e is still working on enabling our site to sell pre-set packages. Other functions of the site are to include tracking and reporting functions for artists and charities as well as mailing list sign-up and email broadcast capabilities and functions which will allow our management to view orders and account balances for purchasers, artists and charities. We expect these functions to be available by September 1, 2007.

On August 22, 2006 we announced that we had entered into an agreement with Gravit-e Technologies to set up and develop functionality on our digital content distribution web-interface and through our website www.charitytunes.com to allow for the protection of digital content using Windows Media's Digital Rights Management ("DRM"). Integrating the DRM technology into its system will provide protection against piracy and will allow Sound Revolution to select specific uses for each digital media file, such as selecting whether a particular song or other digital file may be played on a portable device, burned onto a CD, or how many copies may be made. We believe that Windows Media Digital Rights Management technology will satisfy the security requirements of the owners of the music, video and other digital content that we want to offer for sale online.

October 20, 2006 we entered into a Microsoft Windows Media Manager 10.1 Software Development Kit License Agreement with Microsoft Corporation whereby we acquired the rights to use Microsoft’s Digital Rights Management for Window’s Media (the “DRM”) technology to provide protection against piracy. The DRM will allow us to select specific uses for each digital media file, such as selecting whether a particular song or other digital file may be played on a portable device, burned onto a CD, or how many copies may be made. The term of our agreement with Microsoft is 5 years and royalty free.

Music Licensing Agreements

We have acquired the rights to an extensive collection of digital music and are continuously expanding our library. On January 11, 2005 Sound Revolution’s wholly owned subsidiary, SR Recordings Inc. entered into an agreement with David Hersk doing business as Hersk & Associates to acquire certain distribution rights to a library of approximately 6,664 sound recordings. For a period of six years from the date of the agreement, SR Recordings has the right to stream the songs from its websites, and to sell them through web sites, in-store kiosks, portable music players, mobile phones, personal digital assistants, wireless applications and other Internet enabled devices, as well as compilation CDs containing songs pre-determined by SR Recordings or as a customized compilation. Under the agreement, SR Recordings is entitled to choose the price to download the songs, and after accounting for expenses and promotional costs, including any donations to charities or non-profit organizations, the remainder of the purchase price shall be split 50/50 between SR Recordings and Hersk & Associates. The library consists of 6,664 songs in a wide variety of genres, including Children’s, Classical, Country, Big Band, Dance Music, Easy Listening, Holiday Favorites, Inspirational, Jazz, Rock, Pop, Specialty, Stage and Screen and World Music. Hersk & Associates is obligated to deliver SR masters to all of the licensed songs in MP3 format on DVD. SR Recordings is obligated to pay a total of $5,000 as a royalty advance for the distribution rights, $2,800 which was paid in January 2005 and the balance of which was paid in July 2005.

As of September 11, 2006 we entered into an agreement with Sound Ideas Inc. (“Sound Ideas”) to license 70,000 ringtones from the Sound Ideas catalog. We paid to Sound Ideas a one time recoupable advance of approximately $170, and will pay a royalty of 15% of all proceeds from net sales of the ringtones actually received by us, and approximately $0.10 per download of additional ringtones provided through Sound Ideas’ ringtone subscription service. The agreement with Sound Ideas is part of our strategy to build unique and interesting content so that its retail sites can compete with other online music retailers and so that its digital content offering will interest white label partners and affiliates. The agreement is for an unspecified term and may be terminated by either party by giving 60 days notice to the other.

As of September 21, 2006 we entered into agreement with CD Baby Inc. (“CD Baby”) to acquire the rights to a library of over 1,000,000 independent songs and ringtones. The term of the CD Baby agreement is one year and will renew automatically for successive periods of one year. The agreement may be terminated by either party with 30 days notice prior to commencement of any additional year.

On October 19, 2006 we entered into a Digital Rights License Agreement with Dominion Entertainment (“Dominion”) to license approximately 400 albums from the Dominion catalog. Dominion is the parent company of K-Tel International Inc., which markets and sells pre-recorded music and video products to wholesalers, retailers and mass merchandisers. The term of the Dominion agreement is for two years, during which we will pay Dominion $0.65 per single track and $6.00 per licensed album sold by Sound Revolution.

Effective as of November 27, 2006, we entered into an agreement with Warner Music Canada Inc. (“Warner”) to license the right to sell Warner’s music catalog on www.charitytunes.com. We will compensate Warner per song sold at rates specified by Warner in advance. The term of the Warner agreement is one year and will renew automatically for successive periods of three months. The agreement may be terminated by either party with 30 days notice prior to commencement of any extension of the term.

On December 7, 2006 we entered into a webservice agreement with Puretracks Inc. (“Puretracks”). The Puretracks agreement gives us the right to distribute approximately 1.9 million songs from the Puretracks library throughout North America. The term of the agreement is 5 years and is renewable for an additional period of one year. We will pay to Puretracks a one time set up fee equal to $4,700, plus $250 for every 12 new audio tracks acquired by Puretracks at our request, and $0.08 per download, net of applicable taxes.

Charity Promotion Agreements

On September 22, 2006 we entered into an Agency and Promotion agreement with the Canadian Red Cross (“Red Cross”) whereby the Red Cross will participate in promotional programs with Charity Tunes. The initial terms of the Agreement is one year and will renew from year to year unless one party gives notices of termination to the other at least 30 days prior to the end of the current term. The Agreement obligates the Red Cross to work on at least 3 major promotional campaigns per year designed to increase visits and sales at the www.charitytunes.com website and to raise money and awareness for the Red Cross. Charity Tunes will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on its website for which purchasers select Red Cross as the recipient of the donation. Donations collected will be forwarded to Red Cross every calendar quarter if donations owed by Charity Tunes are at least $100. In the event that not more than $100 is owed, the amount will carry over until the next calendar quarter until the amount of donations collected exceeds $100. In any event, Charity Tunes will pay Red Cross any amounts collected for them at least yearly.

On October 6, 2006, we entered into an Agency and Promotion Agreement (the “Agreement”) with War Child Canada (“War Child”) to raise money and awareness of War Child’s cause through the participation in promotional programs with Charity Tunes. Charity Tunes will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on its websites for which purchasers select War Child as the recipient of the donation. In addition, War Child has authorized Charity Tunes to collect donations on its behalf, for which Charity Tunes will charge a 6% service fee. The initial term of the agreement is for one year. Thereafter, the term shall extend from year to year unless one party gives the other party notice of termination no later than 30 days prior to the end of the term. The agreement contains a clause that the parties shall work together on at least 1 major promotional campaign a year designed to increase visits and sales at the Charity Tunes website (www.charitytunes.com) and to raise money and awareness for War Child.

Also on October 20, 2006, Charity Tunes Inc, entered into an Agency and Promotion Agreement with “Big Brothers / Big Sisters” to raise money and awareness of Big Brothers / Big Sisters’ cause through the participation in promotional programs with Charity Tunes. The initial term of the Agreement is for one year. Thereafter, the term shall extend from year to year unless one party gives the other party notice of termination no later than 30 days prior to the end of the term. The agreement contains a clause that the parties shall work together on at least 3 major promotional campaigns a year designed to increase visits and sales at www.charitytunes.com and to raise money and awareness for Big Brothers / Big Sisters. Charity Tunes will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on its website for which purchasers select Big Brothers / Big Sisters as the recipient of the donation. Donations collected will be forwarded to Big Brothers / Big Sisters every calendar quarter if donations owed by Charity Tunes are at least $100. In the event that not more than $100 is owed, the amount will carry over until the next calendar quarter until the amount of donations collected exceeds $100. In any event, Charity Tunes will pay Big Brothers / Big Sisters any amounts collected for them at least yearly.

We have signed up nine charities altogether to participate in charitytunes.com and we are continuously seeking other charities to secure their participation in the website. The website will serve as a showcase for music as well as allowing certain charities to present their causes, raising awareness and money for the charities. Our intention is to generate revenues by selling digital music downloads through the website. The suppliers of the songs may be musicians, record labels, musician agents and managers and anyone who owns or controls digital music rights. As we have entered into agreements to acquire the rights to a significant number of songs in various genres in order for our website charitytunes.com, the www.charitytunes.com website be fully-operational. According to the digital music distribution agreement we are currently using to negotiate music rights, a portion of the sale of each song will go to a charity selected by the purchaser of the song, some of the sale proceeds will be kept by Sound Revolution as reimbursement for expenses, and the remaining sale proceeds (the net profits) shall be split between the owner of the song and Sound Revolution.

Buzz Tub

On March 10, 2007 we purchased an 80% (approximate) controlling interest in Buzz Tub Media Inc., (“Buzz Tub”) from Penny Green, a Director, and the Chairman and Chief Financial Officer of Sound Revolution. We acquired our 80% interest in Buzz Tub for $290. Buzz Tub is a development stage market research, entertainment, and internet utility company incorporated in Delaware. Buzz Tub intends to develop a fully hosted interactive website and internet utility that will host public opinion polls and compile real time polling statistics on subjects such as politics, current events, movies, music, television, celebrities, fashion, video games and other consumer products. Buzz Tub’s technology will allow it to present paid advertisements related to its polls and to gather demographic information of poll participants. Buzz Tub intends to generate revenues through the sale of advertising and market research, and through the provision of private polling and market research services.

If it is successful, we believe that Buzz Tub’s platform could be used to increase the awareness of our products and services through cross-promotion and integration.

Our Distribution Methods

We distribute our digital music through an online electronic content delivery and management platform that we have developed. We own the copyright in our delivery platform, however it incorporates customary software owned by third parties, such as Microsoft’s Digital Rights Management for Window’s Media. Our delivery platform has the capacity to handle millions of products, as well as to collect, organize and report information for accounting, marketing and promotional purposes. Some of the key features of the technology are:

- Web service application programming interface (API) allows seamless integration of songs with third party web sites

- Gift functionality

- Affiliate royalty amounts are able to be defined on a per-product basis

- Automated sales reports to keep track of affiliate commissions

- Logins for charities and record labels (or other content owners) to track hits, views, preview plays, sales and donations

- Automated generation of a variety of "top 10" style lists for songs or other products

- Ability to sell digital content a la carte or in pre-set packages (in development)

- Embedded Flash music player allowing users to preview songs without an external player

- Scalable to millions of products, charities and other affiliates

- Automated content updates & user friendly content management system

- Customizable search features linked to a content management database (available with or without content)- Customizable support for co-branding, localized and white labeled sites with a shared product database

New Products and Services

Charitytunes.com is a new service launched on May 31, 2006. Through charitytunes.com we sell digital music downloads, ringtones, and other sound effects, while allowing purchasers to allocate up to 10% of their purchase price to a charitable cause chosen from our list of participating charities. We have recently secured the rights to approximately 2,000,000 new songs by mainstream artists which are now available for sale on our website.

Fanpro™is also a new service that is in the initial stages of development. We intend to have the functional specifications of our Fanpro™ software completed by late 2007 and we intend to have the software fully developed and ready for distribution by the end of 2008. As we have not yet entered into written agreements for the development of FanPro™, we cannot be certain that we will complete this product by our anticipated dates or at all.

General

Subsidiaries

We currently have two wholly owned subsidiaries, one called Sound Revolution Recordings Inc., a company incorporated in British Columbia for the purposes of carrying on business in British Columbia, and another called Charity Tunes Inc, a company incorporated in Delaware for the purpose of carrying on online distribution of music and other media.

As of March 10, 2007 we also have one majority owned subsidiary, Buzz Tub Media Inc., (“Buzz Tub”) a development stage company incorporated in Delaware for the purpose of carrying on business in the areas of market research, entertainment, and the provision of internet utility services. We own approximately 80% of the outstanding shares of Buzz Tub. Buzz Tub intends to develop a fully hosted interactive website and internet utility that will host public opinion polls and compile real time polling statistics on subjects such as politics, current events, movies, music, television, celebrities, fashion, video games and other consumer products.

Intellectual Property

We own the copyright in the websites www.soundrevolution.net and www.charitytunes.com. We also own all the copyright in our logos for both Sound Revolution and Charity Tunes.

Competition

We currently have no share in the market for digital distribution, online music sales, or in any of our planned online music services. Our digital music sales business faces competition from traditional retail music distributors such as Virgin Megastore as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, many of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer's iTunes Music Store, Buy.com, Inc., MusicNet, a joint venture between, among others, AOL Time Warner and RealNetworks, MusicMatch and other online efforts, including those of leading media companies. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo! and MSN as well as from internet retailers such as Amazon.com, Bestbuy.com, Barnes & Noble, Virgin and Walmart.com.

Our online music services also face significant competition from free peer-to-peer services, such as KaZaA, Morpheus, BitTorrent and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another's hard drives, all without securing licenses from owners of digital music rights. The legal status of these free services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these "free" services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

We believe that consumers in the 35+ age group would be interested in a website which would allow them to buy music and at the same time benefit a charity or cause of their choice. We also believe that the 35+ age group is less likely to use file sharing services because they may be less comfortable with technology, and more likely to respect copyright laws. Accordingly, a significant market sector that we will focus our marketing efforts for our charity music website will be these older consumers. To do so we must recruit the best of those established and highly visible artists and charities with whom this constituency identifies. It is certain that our continued ability to recruit such recording artists and charities and effectively market to this audience will play a significant role in our success as a company.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children's privacy, copyrights and taxation, Sound Revolution is subject to rules and regulations around the world which affect the business of the Internet. Also, because Sound Revolution carries on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

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

Item 2. Description of Property.

Our offices are located at 1187 Brimley Road, Toronto, Ontario M1P 3G5. We pay rent of $100 per month for this space. This arrangement is adequate for our current business requirements as our President and CEO conducts day to day operations from his home office and our servers are hosted at a facility operated by Gravit-e Technologies Inc.

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

PART II

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

Quarter Ended	High	Low
May 31, 2005	N/A	N/A
August 31, 2005	$1.47	$0.255
November 30, 2005	$1.25	$0.35
February 28, 2006	$0.65	$0.26
May 31, 2006	$1.00	$0.80
August 31, 2006	$0.64	$0.61
November 30, 2006	$0.40	$0.40
February 28, 2007	$0.22	$0.22

Holladay Stock Transfer, Inc., 2949 North 67th Place, Scottsdale, Arizona 85251 (telephone 480-481-3940, facsimile 480-481-3941) is the transfer agent for our shares of common stock.

As of May 31, 2007 we had 10,638,846 shares of common stock outstanding and approximately 11 stockholders of record plus additional shareholders with stock at P.O. Box 222, Bowling Green Station New York, NY10274.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.Recent Sales of Unregistered Securities

During our fiscal year ended February 28, 2007, we did not make any unregistered sales of any of our common stock.

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

Overview

We are a development stage company whose efforts have been principally devoted to developing technology and infrastructure for the digital distribution of music and other media. In particular, we have developed a website, www.charitytunes.com, through which we sell digital music downloads, ringtones and other sound effects. We are also developing email management software which will enable musicians to market their music and music related products online.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete development of our products and bring them to market quickly.

Our existence is dependent upon our management's ability to develop profitable operations. Management anticipates that we will attain profitable status and improve our liquidity through the continued development of our products, by establishing a profitable market for our products, and through additional equity investment in Sound Revolution.

In order to improve our liquidity, we are currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of charitytunes.com or the development of our fan management software and we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

Acquisitions

We are also actively seeking acquisitions of businesses that will add value to Sound Revolution or to Charity Tunes. If we are successful in finding companies that are appropriate targets, we may enter into negotiations to acquire either the shares or the assets of such companies through the issuance of our common stock. On March 10, 2007 we purchased an 80% (approximate) controlling interest in Buzz Tub Media Inc., (“Buzz Tub”) a development stage market research, entertainment, and internet utility company incorporated in Delaware. That transaction involved the purchase of 29,000,000 common shares in Buzz Tub from Penny Green, a Director and Chief Financial Officer of Sound Revolution, for $290. Buzz Tub is developing technology, including a fully hosted interactive website and utility that will host public opinion polls and compile and present real time statistics derived from those polls. Buzz Tubs polls will cover a wide range of topics, such as politics, current events, movies, music, television, celebrities, fashion, video games and other consumer products. Buzz Tub’s technology will allow it to present paid advertisements related to its polls and to gather demographic information of poll participants. If it is successful, we believe that Buzz Tub’s platform could be used to increase the awareness of our products and services through cross-promotion and integration.

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

On November 1, 2006 we appointed Garry Newman to our board of directors. Mr. Newman comes to us with vast experience and well-established reputation in the music industry. He is a former President of Warner Music Canada, a position he held for 5 years. Prior to serving as President, Mr. Newman was Vice-President and Senior Vice-President of Warner Music Canada, during which time he was responsible for all sales and marketing.

On December 1, 2006, we appointed John Mulvihill to join our board of advisors to provide advice and guidance to the company from the perspective of a beneficiary charity. Mr. Mulvihill is the former Deputy Secretary General, Development of the Canadian Red Cross, which position reports directly to the CEO.

Effective March 30, 2007 Penny Green resigned as our President and Chief Executive Officer. Ms Green was appointed President and Chief Executive Officer on June 1, 2005. Ms. Green will continue as our Director, Treasurer, Secretary, Chairman, and Chief Financial Officer.

Also effective March 30, 2007 Robin Ram resigned as our Chief Operating Officer and Chief Marketing Officer and was appointed as our President and Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 28, 2007 COMPARED TO THE YEAR FEBRUARY 28, 2006.

REVENUES:

During year ended February 28, 2007, we realized total revenue of $358 compared to $0 in revenue for the year ended February 28, 2006 and we incurred a net loss for the year ended February 28, 2007 of ($417,133) compared to a net loss of ($67,691) for the same period in 2006. From June 4, 2001 (date of inception) to February 28, 2007, we have accumulated total expenses of $540,541 and net loss of 541, 752. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation. The increase in revenues but greater increase in net loss for 2007 was as a result of increased expenses during the fiscal year.

EXPENSES:

The major components of our expenses for the year ended February 28, 2007 are research and development, stock based compensation, and general administrative expenses which include telephone fees, couriers, postage, corporate fees including corporate expenses, software development and office supplies.

Our general and administrative expenses for the year ended February 28, 2007 are $107,024 compared to $18,142 in for the year ended February 28, 2006. This increase in general and administrative expenses is mainly the result of increased website and business development. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to February 28, 2007 are $139,294.

Our research and development costs for the year ended February 28, 2007 were $73,925 compared to $0 for the year ended February 28, 2006. This increase in business development costs between the two periods is largely the result of increased activities relating to the development of our business. Our accumulated research and development costs from June 4, 2001 (date of inception) to February 28, 2007 are $76,915.

Our professional fees for the year ended February 28, 2007 were $50,967, compared to $44,354 for the year ended February 28, 2006. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to February 28, 2007 are $125,543.

Our management fees for the year ended February 28, 2007 were $61,744 compared to $1,437 for the year ended February 28, 2006. The increase in our management fees resulted from our increased activities and from the corresponding performance based compensation paid to our President and Chief Executive Officer. Our total accumulated management fees from June 4, 2001 (date of inception) to February 28, 2007 are $63,181.

We issued stock based compensation of $92,807 during the year ended February 28, 2007 compared to $0 for the year ended February 28, 2006. From June 4, 2001 (date of inception) to February 28, 2007 we issued $92, 807 in stock based compensation. The increase in stock based compensation during our past fiscal year is the result of the increased activities and the corresponding issuance of stock as payment for consulting services, professional services, promotional services, research & development services, management services, and for capital equipment.

Our accumulated interest expense for the year ended February 28, 2007 was $22,476 compared to $3,455 for the year ended February 28, 2006 and $27,593 for the period from June 4, 2001 (date of inception) to February 28,2007.

Our Director fees for the year ended February 28, 2007 and from June 4, 2001 (date of inception) to February 28, 2007 are $7,031. The increase in Director fees was the result of our increased activities and the expansion of our board of Directors.

Our marketing fees for the year ended February 28, 2007 were $0 compared to $303 for the year ended February 28, 2006 and $8,177 from June 4, 2001 (date of inception) to February 28, 2007.

NET LOSSES:

Net loss for the year ended February 28, 2007 was ($417,133) and loss per share was ($0.04) compared to a net loss of $67,691 and loss per share of ($0.01) for the year ended February 28, 2006. The increase in losses was primarily due to auditor fees, research & development, corporate expense, and an increase in general and administrative expenses. Our net loss from June 4, 2007 (date of inception) to February 28, 2007 is ($541,752).

LIQUIDITY AND CAPITAL RESOURCES:

As of February 28, 2007, we had cash of $6,974 compared to $1,559 for the period ending February 28, 2006. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $541,752 from inception on June 4, 2001 through February 28, 2007, we generated a net deficit accumulated during the development stage of $541, 752. We met our cash requirements during this period through the receipt of $224,758 advanced by Bacchus Entertainment Ltd. (“Bacchus Entertainment”), a company 100% owned by Penny Green, our Director and Chief Financial Officer, as well as $63,622 received in exchange for the sales of our common stock in private placements.

We have generated nominal revenues in this period, and realized a negative cash flow from operations of $157,005 for the year ended February 28, 2007 compared to a negative cash flow from operations of $34,658 for the year ended February 28, 2006. We have achieved liquidity in the year ended February 28, 2007 principally from $183,972 advanced by Bacchus.

On August 31, 2004, Penny Green and Bacchus Entertainment entered into an agreement with us whereby the net amount of monies borrowed by us from Penny Green and Bacchus Entertainment would all convert to a loan owed by us to Bacchus and that Bacchus would make further loans to us from time to time with interest accruing at the annual rate of 10% up to an aggregate of 70,000. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007 the loan agreement was again amended so that additional amounts loaned to us by Penny Green or Bacchus Entertainment will be subject to the loan agreement and so monthly payments will not be required until September 1, 2007.

Our losses for the year ended February 28, 2007 were ($417,133) or ($34,761) per month compared to ($67,691) or ($5,640) per month for the year ended February 28, 2006. We estimate that our expenses over the next 12 months (beginning March 2007) will be approximately as follows:

	Target completion date or, if	Our cost
What we must do and how we will do it	not known, number of	to complete
	months to complete	(US$)
Implement PIN program	July 1, 2007	$15,000
Development of various added features for charitytunes.com websites	September 1, 2007	$5,000
Launch Party	October, 2007	$20,000
Integrate 100,000 tv programs and movies into database	24 months	$15,000
Implement Sale of Ringtones through mobile carriers	December 1, 2007	$15,000
Hardware purchases for digital storage	September, 2007	$10,000
Launch foreign language websites (Indian, Chinese, German, Spanish, French)	12 months	$75,000
Completion of more FanPro™ marketing tools	12 months	$30,000
Royalty advances delivery costs, music	12 months	$100,000
Royalty advances & delivery costs, movies	12 months	$100,000
Celebrity Spokesperson / Ambassadors	12 months	$50,000
Radio/Print/TV Marketing budget	12 months	$300,000
Tradeshow budget	12 months	$50,000
Online search optimization	12 months	$10,000
Publicist	12 months	$50,000
Promotional Merchandise	12 months	$10,000
Sound Revolution record label	12 months	$50,000
Travel	12 months	$20,000
Legal and Accounting	12 months	$50,000

Management/ Director Fees	12 months	$225,000
Corporate Communications and Investor Relations	12 months	$500,000
General Administration and working capital	12 months	$300,000
Total		$2,000,000

As of February 28, 2007, we had cash equivalents of $6,974 and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and Directors through private placements. We intend to seek additional financing of $2,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

We will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as auditors fees, will be paid through cash. If the cash in our account is insufficient to cover our auditor fees, we will cover our expenses by accessing loans from Bacchus Entertainment through our loan agreement signed on February 28, 2005, or by seeking financing through equity placements. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to pay our internet hosting fees, which may mean our website and digital music would no longer be available to the public, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

As we expand in the future, and if we are successful in licensing additional music libraries or any film libraries, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $300,000 per year beginning in mid 2008 to pay salaries to employees or consultants in working in the areas of marketing, sales, music acquisition and accounting.

The effect of inflation on our operating results was not significant. Our operations are located primarily in Canada. Our independent certified public accountants have stated in their report dated [[], 2007] that we have incurred operating losses from our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

There are no legal or practical restrictions on our ability to transfer funds between Sound Revolution and our subsidiary companies.

Going Concern

Our independent certified public accountants have stated in their report June 11, 2007 included herein, that we have incurred operating losses from our inception, and that we are dependent upon our management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of February 28, 2007, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of Directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the online music sales or music distribution industry or general economic conditions.

Plan of Operation for the 12 Months ending February 28, 2008

Our plan is to build content for our website www.charitytunes.com and build alliances to increase traffic to our site. We intend to hire several business development consultants to assist us in marketing charitytunes.com, as well as assist Sound Revolution and Charity Tunes in making alliances with music rights owners, charities and marketing partners. If we are successful in hiring several consultants, we may require larger offices, which could increase our monthly administration costs significantly. We also plan to devote some resources to building our FanPro™ email management software in 2007 if we are successful in raising additional capital.

Research and Development

During the fiscal year ended February 28, 2007, we incurred $73,925 in expenses related to research and development. We anticipate that we will spend approximately $80,000 relating to product research and development over the next 12 months, which amount includes the estimated cost of upgrading our www.charitytunes.com platform, developing our FanPro™ software, and the cost of integrating newly acquired content to our website. However, this estimate does not include direct marketing and publicity expenses or costs associated incurred from the acquisition and licensing of content.

Purchase of Significant Equipment

If the sale of music on our website www.charitytunes.com increases significantly, we anticipate purchasing additional electronic storage and related server hardware over the next 12 months at a cost of approximately $10,000.

Employees

We anticipate that we will increase our number of employees in mid 2008. To market and further develop alliances for charitytunes.com, we intend to hire three of four new officers, including a Vice President of Niche Markets, a Chief Technology Officer, a Vice President of Music and Marketing and a Vice President of Business Development. If we are successful in retaining such individuals, we may retain them as consultants or as employees. We have identified candidates for several of these positions and we are currently negotiating compensation packages and service agreements.

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

Stock-Based Compensation

Prior to the March 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. We had no employee stock based compensation issued and outstanding prior to March 1, 2006.

Effective March 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. We had no employee stock based compensation issued and outstanding at February 28, 2007.

Item 7. Financial Statements.

Sound Revolution, Inc.
(A Development Stage Company)

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sound Revolution, Inc.

We have audited the accompanying consolidated balance sheet of Sound Revolution, Inc. (a development stage company) and Subsidiary as of February 28, 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended February 28, 2007 and 2006, and for the period from June 4, 2001 (date of inception) to February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Revolution, Inc. (a development stage company) and Subsidiary as of February 28, 2007, and the results of their operations and their cash flows for the years ended February 28, 2007 and 2006, and for the period from June 4, 2001 (date of inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate significant revenues or positive cash flows from operations to date and has an accumulated deficit of $541,752 at February 28, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

June 11, 2007
Seattle, Washington

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)

February 28,
2007
$

ASSETS
Current Assets
Cash	6,974
Prepaid expenses and other	29,053
Total Current Assets	36,027

Investment(Note 4)	10,000
Property and Equipment(Note 5)	13,469
Web Site Development Costs	6,802
Music Rights	342
Total Assets	66,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	56,529
Accrued interest due to stockholder	26,621
Note payable to stockholder	224,758
Total Current Liabilities	307,908

Contingencies and Commitments (Notes 1 and 6)
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,638,846 shares issued and outstanding	1,062
Additional Paid-in Capital	297,999
Accumulated Other Comprehensive Gain(loss)	1,423
Deficit Accumulated During the Development Stage	(541,752)
Total Stockholders’ Equity (Deficit)	(241,268)
Total Liabilities and Stockholders’ Equity (Deficit)	66,640

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Accumulated From
	For the	For the	June 4, 2001
	Year Ended	Year Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2007	2006	2007
	$	$	$

Sales	358	–	4,475

Cost of Sales	1,517	–	5,686

Gross Margin	(1,159)	–	(1,211)

Expenses

Directors fees	7,031	-	7,031
Marketing	-	303	8,177
Management fees	61,744	1,437	63,181
Professional fees	50,967	44,354	125,543
Research and development	73,925	-	76,915
Stock based compensation	92,807	-	92,807
General and administrative	107,024	18,142	139,294
Interest expense	22,476	3,455	27,593

Total Expenses	415,974	67,691	540,541

Net Loss	(417,133)	(67,691)	(541,752)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Shares Outstanding	10,464,234	10,325,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)

			Accumulated From
	For the	For the	June 4, 2001
	Year Ended	Year Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2007	2006	2007
	$	$	$

Net Loss	(417,133)	(67,691)	(541,752)

Other comprehensive income (loss)

Foreign currency translation adjustment	1,955	(887)	1,423

Comprehensive Loss	(415,178)	(68,578)	(540,329)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 28, 2007

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

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 28, 2007

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-in	Exploration	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$

Balance – February 28, 2006	10,353,161	1,035	85,491	(124,619)	(532)	(38,625)
Issuance of common stock for
professional services, March 2006	15,000	2	5,248	–	–	5,250
Issuance of common stock for debt
settlement, April 2006	3,030	–	1,000	–	–	1,000
Issuance of common stock for
cash, April 2006	20,000	2	4,998	–	–	5,000
Issuance of common stock for
management services , June 2006	13,200	1	12,011	–	–	12,012
Issuance of common stock for
professional services, July 2006	4,000	–	1,880	–	–	1,880
Issuance of common stock for
research and development
services, July 2006	8,000	1	3,759	–	–	3,760
Issuance of common stock for
consulting services and prepaids,
July 2006	4,200	–	1,974	–	–	1,974
Issuance of common stock for
consulting services, August 2006	3,350	–	1,508	–	–	1,508
Issuance of common stock for
research and development
services, August 2006	9,050	1	4,854	–	–	4,855
Issuance of common stock for
consulting services, August 2006	2,200	–	1,364	–	–	1,364
Issuance of common stock for
expenses and management
services, August 2006	25,200	3	15,621	–	–	15,624
Issuance of common stock for
management service, August 2006	5,785	1	3,701	–	–	3,702
Issuance of stock options in
September, 2006 in exchange for
consulting services	–	–	2,464	–	–	2,464
Issuance of stock options in
September, 2006 in exchange for
management services	–	–	48,300	–	–	48,300
Issuance of common stock for web
development and future service,
September 2006	20,000	2	11,998	–	–	12,000
Issuance of common stock for
capital equipment, September
2006	22,600	2	13,558	–	–	13,560
Issuance of common stock for
research and development service,
September 2006	5,200	1	2,391	–	–	2,392
Issuance of common stock for
promotional service, September
2006	30,000	3	6,297	–	–	6,300
Issuance of stock options in
October, 2006 in exchange for
consulting services	–	–	3,843	–	–	3,843

Balance – Carried forward
	10,543,976	1,054	232,260	(124,619)	(532)	108,163

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 28, 2007

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$
Balance – Brought forward	10,543,976	1,054	232,260	(124,619)	(532)	108,163

Issuance of stock options in
November, 2006 in
exchange for directors fees	–	–	38,200	–	–	38,200
Issuance of common stock for
promotional service,
November 2006	80,000	8	21,592	–	–	21,600
Issuance of common stock for
research and development
service, December 2006	14,870	1	5,947	–	–	5,948
Foreign currency translation	–	–	–	–	1,955	1,955
Net loss for the period	–	–	–	(417,133)	–	(417,133)
Balance – February 28, 2007	10,638,846	1,062	297,999	(541,752)	1,423	(241,267)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated From
	For the Year	For the Year	June 4, 2001
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2007	2006	2007
	$	$	$

Operating Activities
Net loss for the period	(417,133)	(67,691)	(541,752)
Adjustments to reconcile net loss to cash
Depreciation expense	14,405	3,186	17,734
Shares issued in exchange for services	100,169	25,004	128,073
Stock options issued in exchange for services	92,807	-	92,807
Change in operating assets and liabilities
Accounts payable and accrued expenses	53,831	3,698	57,529
Accrued interest due to stockholder	22,390	3,651	26,621
Prepaid expenses and other	(23,474)	(2,506)	(29,053)
Net Cash Used In Operating Activities	(157,005)	(34,658)	(248,041)
Investing Activities
Purchase of music rights	7	–	(291)
Purchase of office equipment	(12,998)	–	(14,794)
Web site development costs	(5,516)	(4,163)	(9,679)
Investment	(10,000)	-	(10,000)
Net Cash Flows Used In Investing Activities	(28,507)	(4,163)	(34,764)
Financing Activities
Advances from stockholder	183,972	18,114	224,758
Proceeds from issuance of common stock	5,000	-	63,622
Net Cash Flows Provided By Financing Activities	188,972	18,114	288,380

Foreign exchange effect on cash	1,955	(891)	1,399
Increase (Decrease) in Cash	5,415	(21,598)	6,974
Cash - Beginning of Period	1,559	23,157	–
Cash - End of Period	6,974	1,559	6,974

Supplemental Disclosures
Interest paid to stockholder	978	1,082	1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2007
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

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $541,752 at February 28, 2007, and has used cash of $248,041 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A company controlled by the Company's major stockholder and CFO has agreed to make loans to the Company ($183,972 has been drawn through February 28, 2007) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

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
February 28, 2007
(Expressed in US dollars)

Property and Equipment

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

Note Payable to Stockholder

The Company has a note payable to a stockholder bearing interest at 10%. Interest is charged and is payable quarterly on any outstanding balance beginning on September 1, 2004 (prior to that date the borrowings from the stockholder were non-interest bearing). The note is unsecured and has no stated repayment terms.

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

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive common shares outstanding during the years ended February 28, 2007 or February 28, 2006.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in US dollars)

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

Transaction gains that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses in the consolidated statements of operations. Such amounts were not material in 2007 or 2006.

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

Stock-Based Compensation

Prior to the March 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company had no employee stock based compensation issued and outstanding prior to March 1, 2006.

Effective March 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had no employee stock based compensation issued and outstanding at February 28, 2007.

New Accounting Pronouncements

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in US dollars)

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
February 28, 2007
(Expressed in US dollars)

New Accounting Pronouncements (continued)

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

Note 2.      Income Taxes

The difference between the tax at the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets. As of February 28, 2007, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

At February 28, 2007, the Company has tax losses of approximately $380,000 in the United States and $Nil in Canada available to reduce future taxable income. The tax losses in the United States expire in years between 2022 and 2026. The tax losses in Canada expire in years between 2010 and 2016.

The deferred tax asset associated with the tax loss carryforwards is approximately $ 129,000 at February 28,2007 and $41,200 at February 28, 2006. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $87,800 and $23,000 for 2007 and 2006, respectively.

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
$2,436

Rental expense under this lease amounted to $2,088 in both 2007 and 2006.

On December 07, 2006 the Company entered into an agreement with Puretracks Inc, to acquire the right to distribute through its website 1.6 million songs from Puretracks’ library throughout the territory of North America. The term of the agreement is for 5 years and is renewable for a one year period. The agreement is subject to approval by certain music rights holders.

4.      Investment

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc to obtain the rights to sell over 1,000,000 songs and ring tones .The initial term of the agreement is for one year and shall extend from year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs(at $0.10 per song).The Company has to agreed to pay an additional $90,000 for the remaining 900,000 songs, which is it not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60 – 70% of the sale price.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in US dollars)

5.      Property and Equipment

February 28,
2007
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Computer Equipment	16,745	3,276	13,469

4.      Advances from related party and related party transactions

During the year ended February 28, 2007, directors of the Company received $61,744 in management fees pursuant to management agreements, and has paid $7,031 in directors fees to a director of the Company . The Company has also prepaid $15,600 in management fees to a director of the Company.

5.      Common Stock

Stock options
The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
		Contractual
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 0.80	10,000	1.81	$ 0.80	10,000	$ 0.80
$ 1.00	100,000	1.81	$ 1.00	100,000	$1.00
$ 1.50	100,000	1.81	$ 1.50	100,000	$ 1.50
$ 0.26	15,000	1.84	$ 0.26	15,000	$ 0.26
$ 0.30	50,000	1.92	$0.30	50,000	$ 0.30
	275,000	1.83	$ 0.77	275,000	$ 0.77

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Balance at June 4, 2001 (date of inception):	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2006	-	$-
Granted	10,000.80
Granted	100,000	1.00
Granted	100,000	1.50
Granted	15,000.26
Granted	50,000.30
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2007	275,000	$0.77

In September 2006, the Company granted an aggregate of 10,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the year ended February 28, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 272%. Compensation expense of $2,464 was charged to operations during the year ended February 28, 2007.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2007
(Expressed in US dollars)

In September 2006, the Company granted an aggregate of 200,000 stock options to a director in exchange for management services rendered. The estimated value of the stock options vested during the period ended November 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 272%. Compensation expense of $48,300 was charged to operations during the year ended February 28, 2007.

In October 2006, the Company granted an aggregate of 15,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the year ended February 28, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 272%. Compensation expense of $3,843 was charged to operations during the year ended February 28, 2007.

In November 2006, the Company granted an aggregate of 100,000 stock options to a director in exchange for services rendered. The estimated value of the stock options vested during the period ended November 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.625%, a dividend yield of 0% and volatility of 272%. Compensation expense of $38,200 was charged to operations during the year ended February 28, 2007.

6.      Subsequent Event

In March 10, 2007 the Company paid $290 to a director in exchange for 29,000,000 common voting shares in the capital stock of Buzz Tub Media Inc., a development stage corporation incorporated in the state of Delaware for the purposes of carrying on business in the areas of market research, entertainment, and internet technology. The 29,000,000 shares acquired represent approximately 80% of the outstanding capital stock of Buzz Tub Media Inc. as of March 10, 2007.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended February 28, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

As at May 24, 2007 our Directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Penny Green	Chief Financial Officer, Secretary, Treasurer, Chairman and Director	35	June 4, 2001
Susanne Milka	Director	31	March 14, 2004
Garry Newman	Director	57	November 1, 2007
Robin Ram	President, Chief Executive Officer, and Director	47	March 30, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each Director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gary Newman, Director

Garry Newman has served as a Director of Sound Revolution from November 1, 2006 to present. Mr. Newman currently serves on the Advisory board of Music Therapy Foundation and Toronto Symphony Orchestra, Sonic Bloom. He has also previously served on the board of East Coast Music Association, Canadian Country Music Association, Canadian Arts and Sciences Academy and Canadian Recording Industry Association. From 1998 to 2003, Mr. Newman served as the President and CEO of Warner Music Canada. Prior to this, Mr. Newman spent 13 years as the Senior Vice President, Sales and Marketing of Warner Music Canada.

Robin Ram, Director, President and Chief Executive Officer

Robin Ram was appointed as chief operating officer and chief marketing officer of Sound Revolution on June 19, 2006 and December 1, 2006, respectively, which post he held until March 30, 2007. Since March 30, 2007, Mr. Ram has served as our President and Chief Executive Officer. Mr. Ram has also served as a Director of Sound Revolution since June 26, 2006. Mr. Ram has 30 years of management, multimedia marketing, sales, distribution and operational experience in the retail, supplier and mass market distribution channels of the entertainment industry both in Canada and the USA. From 2003 to 2006 Mr. Ram was a Senior Vice President and Managing Partner for Brandxtensions Marketing Inc., a Toronto-based entertainment label. Since 2001, Mr. Ram has been the acting President of Mar International Group, a company that provides sales, marketing, manufacturing and consulting services to entertainment companies.

Penny Green, Director, Chair of the board, Chief Financial Officer, Secretary and Treasurer

Ms. Green is the founder of Sound Revolution and served as President and Chief Executive Officer of Sound Revolution from June 4, 2001 to March 14, 2004 and again from June 1, 2005 to March 30, 2007. Ms Green has served as a Director, Secretary, treasure and Chairman of the board of Sound Revolution since May 2001 to present. She has served as Chief financial officer from August 11, 2004 to present. Ms. Green has worked in various aspects of the entertainment industry for over 10 years. She has been practicing law as founder and owner of Bacchus Law Group for the past eight years and has been a member in good standing with the Law Society of British Columbia since 1996. She is qualified to practice law in Washington State and is a member of the Washington State Bar Association. Ms. Green is also a director of Blink Couture Inc., a public company quoted on the OTC Bulletin board under the symbol BLCK.OB.

Susanne Milka, Director

Ms. Milka was appointed as a Director for Sound Revolution on March 14, 2004. She worked in the motion picture industry for the past six years. She has worked on the sets of several Hollywood films and television series, including "Scary Movie 3" "Stargate-Atlantis" and "Get Carter", as well as several Canadian feature film productions. Ms. Milka has developed expertise in various areas of film production, and most recently has been developing experience in the costume department. She has been wardrobe stylist on several commercials and music videos. In November 2005, Ms. Milka became a licensed mortgage broker in British Columbia, after attending courses at the UBC Sauder School of Business. For the past six months, Ms. Milka has acted as a mortgage broker as her main occupation. Ms. MIlka is also a director of Blink Couture Inc., a public company quoted on the OTC Bulletin board under the symbol BLCK.OB.

Significant Employees

On July 1, 2007 Sandra Wong was appointed as Director of Marketing. As Director of Marketing she will be responsible for the continued development of content for the www.charitytunes.com website as well as sponsorship and media campaigns. Ms. Wong has worked as a media designer and marketing consultant for over ten years. She is the founder of successful multi-media company, Ten Story Studios where she oversees a group of animation artists and programmers. Ms. Wong’s international marketing portfolio includes companies such as Starbucks Coffee, Samsung, Sony Canada, Microsoft, AstraZeneca and Bookbyte.com.

On October 2, 2006 we appointed Robert Lanni as a member of our board of advisors. Mr. Lanni will be assisting in finding a major celebrity spokesperson for Sound Revolution as well as aligning Sound Revolution with musicians for major promotions. Mr. Lanni is a partner of Coalition Management, an artist management group whose artists include Our Lady Peace (Columbia), Finger Eleven (Wind-Up), Simple Plan (Atlantic), Idle Sons (EMI), The Waking Eyes (Coalition Records/Warner), Neverending White Lights (Ocean/Maple Music), Inward Eye (J Records), and Hurst (Maple Music). Mr. Lanni brings a wealth of experience and strong industry relations to our board of Directors, having worked in the Canadian music industry since the mid 1980’s. In addition to his work at Coalition Management, Mr. Lanni was the past chairman of the Canadian chapter of the Music Managers Forum and is a current member of the board of Directors.

We anticipate hiring a Chief Technology Officer as well as several Vice Presidents in mid 2008 to assist Sound Revolution in fully developing and executing our business plan.

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

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of February 28, 2007, whose salary and bonus for Fiscal 2007 year exceeded $100,000 (the “Named Executive Officer”) for the last two completed fiscal years.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robin Ram, President, CEO.	Fiscal 2007	27, 012 (1)	15,000		48,300	Nil	Nil	Nil	90,312
Penny Green, CFO (2)	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Represents management fees paid to Mr. Ram as Chief Operating Officer and Chief Marketing Officer. On March 30, 2007 Mr. Ram resigned as Chief Operating Officer and Chief Marketing Officer and was appointed President and Chief Executive Officer.

(2)

Penny Green served as President and Chief Executive Officer of Sound Revolution from June 4, 2001 to March 14, 2004 and again from June 1, 2005 to March 30, 2007. Ms. Green currently serves as Chief Financial Officer.

Employment Agreements

On June 19, 2006 we entered into a management agreement with our then Chief Operating Officer and Chief Marketing Officer, Robin Ram which agreement was amended on March 20, 2007 upon Mr. Ram’s resignation as COO and CMO and appointment as Chief Executive Officer and President. The agreement provides for a one-year term with automatic one-year renewal periods, and can be terminated on 60 days notice by either party. After one year, this notice period is increased to 120 days notice. Mr. Ram’s remuneration will be as follows: for his first partial quarter (up until September 1, 2006), he will be issued common stock of the Company valued at $12,000. For the two subsequent quarters, Mr. Ram will be issued common stock of the Company valued at $15,000. Thereafter, Mr. Ram will be issued common stock valued at $12,000 per quarter. In addition, in each quarter, Mr. Ram is entitled to receive options to purchase common stock of the Company at varying prices. He will be eligible for bonuses subject to his completion of major milestones.

Compensation of Directors

The following table sets forth compensation awarded to, earned by or paid to our Directors other than those Directors listed in the above executive compensation table.

Directors Compensation

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d) (2)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
A Susanne Milka (1)		1,974					1,974
B Garry Newman (2)	7,032		$38,200				45,231
C
D
E

(1) Reflects a discretionary payment to Suzanne Milka for her services as director and the sole member of our audit committee annually. We are currently in negotiation with Ms. Milka regarding her compensation for her services for the next 12 months.

(2) On October 22, 2006 we entered into a director agreement with Garry Newman regarding his services as director. Pursuant to the agreement Mr. Newman will receive monthly fees of $1,900 and each fiscal quarter, beginning September 1, 2006, options to purchase 50,000 shares of the Company's common stock within two years of the option grant or 90 days from the date Mr. Newman cease to act as Director of the company.

Other than Susanne Milka and Garry Newman, no director received compensation for their services as director during the fiscal year ended February 28, 2007. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of May 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Penny Green (3)	7,708,264	72.45%
Robin Ram (4)	139,200	1.3%
Directors and Executive Officers as a Group	7,847,464	73.76%
Heather Remillard	940,000	8.83%

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

(2) Based on 10,638,846 shares of common stock issued and outstanding as of May 41, 2007.

(3) Represents shares held by Penny Green and Bacchus Entertainment Ltd., a company wholly owned by Penny Green. Penny Green is Director, Chairman and Chief Financial Officer of Sound Revolution.

(4) Robin Ram is Director, Chief Executive Officer and President of Sound Revolution.

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

During the year ended February 28, 2007 and February 28, 2006, the Penny Green, a Director and the current Chairman and Chief Financial Officer of Sound Revolution , together with Bacchus Entertainment Ltd., a company wholly owned by Penny Green, advanced funds to Sound Revolution for working capital purposes. Total note payable due to Ms. Green and Bacchus Entertainment Ltd. amounted $224,758 and $40,786 at February 28, 2007 and February 28, 2006, respectively. The note payable is unsecured, bears interest at 10% per annum and has no specific terms of repayments.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

(3)	Articles of Incorporation/Bylaws

3.1	Articles of Incorporation (incorporated by reference as Exhibit Number 3.1 of our Prospectus of Form SB-2 filed December 8, 2004).

3.2	Bylaws (incorporated by reference as Exhibit Number 3.2 of our Prospectus of Form SB-2 filed December 8, 2004).

(10)	Material Contracts

10.1	Consultant Agreement with Robert Lanni dated October 2, 2006 (incorporated by reference as Exhibit Number 10.2 of our Report on Form 8-K filed October 11, 2006.

10.2	Agency and Promotion Agreement with War Child Canada dated October 6, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed October 11, 2006.

10.3	Agency and Promotion Agreement with the Canadian Red Cross dated September 22, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed September 28, 2006.

10.4	Wholesale Digital Dowload and Master Tone Agreement with CD Baby, Inc. dated September 25, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed September 28, 2006.

10.5	Management Agreement with Robin Ram dated June 19, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed June 26, 2006)

10.6	Webservice Agreement with Puretracks Inc. dated December 7, 2007.

10.7	Loan Agreement with Bacchus Entertainment Ltd. and Penny Green (incorporated by reference as Exhibit Number 10.5 of our Prospectus of Form SB-2 filed December 8, 2004).

10.8	Amendment to Loan Agreement with Bacchus Entertainment Ltd. dated November 30, 2005 (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-QSB filed January 14, 2005).

10.9	Amendment to Loan Agreement with Bacchus Entertainment dated January 1, 2007.

10.10	Agreement with David Hersk & Associates dated January 11, 2005 (incorporated by reference as Exhibit Number 10.7 of our Report on Form 10-KSB filed June 15, 2006)

10.11	Development Agreement with Gravit-e Technologies Inc. dated May 3, 2005 (incorporated by reference as Exhibit Number 10.8 of our Report on Form 10-KSB filed June 15, 2006)

(31)	Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32)	Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

		Year Ended
		February 28,	February 28,
		2007 (1)	2006
Audit Related Fees	$	N/A	$10,000
Tax Fees		0	0
All Other Fees		0	0
Total		0	$26,500

(1) estimated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC.
a Delaware corporation

/s/ Penny Green
Penny Green, Chairman, Secretary, Chief Financial
Officer and Director

Date: June 11, 2007

/s/ Robin Ram
President, Chief Executive Officer and Director

Date: June 11, 2007