Form 10QSB
period 2007-05-31
Sound Revolution Inc.
filed 2007-07-23
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware	98-0540536
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1187 Brimley Road, Toronto, Ontario, Canada M1P 3G5
(Address of principal executive offices)

(416) 271.9695
Issuer’s telephone number

1511 West 40th Avenue, Vancouver, British Columbia, Canada V6M 1V7
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

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

As of July 16, 2007, the registrant’s outstanding common stock consisted of 10,820,877 shares.

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

Item 1. Financial Statements.

Sound Revolution, Inc.
(A Development Stage Company)

May 31, 2007

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
(Unaudited)

May 31,
2007
ASSETS
Current Assets
Cash	$11,339
Prepaid expenses	37,404
Total Current Assets	48,743
Investment (Note 2)	10,000
Property and Equipment (Note 3)	12,194
Web Site Development Costs (Note 3)	6,988
Music Rights	342
Total Assets	$78,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$67,012
Accrued interest due to stockholder	34,079
Note payable to stockholder	295,904
Total Current Liabilities	396,995
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,788,846 shares issued and outstanding	1,077
Additional Paid-in Capital	346,154
Accumulated Other Comprehensive Loss	1,663
Deficit Accumulated During the Development Stage	(667,622)
Total Stockholders’ Equity (Deficit)	(318,728)
Total Liabilities and Stockholders’ Equity (Deficit)	$78,267

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Three Month	Three Month	June 4, 2001
	Period Ended	Period Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2007	2006	2007

Sales	$86	$9	$4,561

Cost of Sales	468	408	6,154

Gross Margin	(382)	(399)	(1,593)

Expenses

Directors fees	5,323	–	12,354
Marketing	–	–	8,177
Management fees	15,900	970	79,081
Professional fees	7,351	11,695	132,894
Research and development	30,273	–	107,188
Share based compensation	25,670	–	118,477
General and administrative	33,587	6,953	172,881
Interest expense	7,457	1,383	35,050

Total Expenses	125,561	21,001	666,102

Operating Loss	(125,943)	(21,400)	(667,695)

Other Income

Gain on issue by subsidiary of its own shares
outside the consolidated group	3	–	3
Non-controlling interest	70	–	70

Net Loss	$(125,870)	$(21,400)	$(667,622)

Net Loss Per Share – Basic and Diluted	$(.01)	$–

Weighted Average Shares Outstanding	10,720,368	10,379,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

			Accumulated From
	For the Three	For the Three	June 4, 2001
	Month Period	Month Period	(Date of
	Ended	Ended	Inception)
	May 31,	May 31,	to May 31,
	2007	2006	2007
Net Loss	$(125,870)	$(21,400)	$(667,622)
Other comprehensive income (loss)
Foreign currency translation adjustment	240	(2,210)	1,663
Comprehensive Loss	$(125,630)	$(23,610)	$(665,959)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period ended May 31, 2007
(Expressed in US Dollars)
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common	Stock	Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$
Balance – February 28, 2007	10,638,846	1,062	297,999	(541,752)	1,423	(241,268)

Issuance of common stock in
April, 2007 in exchange for
management services	150,000	15	22,485	–	–	22,500
Issuance of stock options in
March, 2007 in exchange for
management services	–	–	18,270	–	–	18,270
Issuance of stock options in
May, 2007 in exchange for
directors fees	–	–	7,400	–	–	7,400
Foreign currency translation	–	–	–	–	240	240
Net loss for the period	–	–	–	(125,870)	–	(125,870)
Balance – May 31, 2007	10,788,846	1,077	346,154	(667,622)	1,663	(318,728)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Three Month	Three Month	June 4, 2001
	Period Ended	Period Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2007	2006	2007

Operating Activities

Net loss for the period	$(125,870)	$(21,400)	$(667,622)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	5,430	1,904	23,164
Shares issued for services	22,500	5,250	150,573
Stock options issued in exchange for services	25,670	–	118,477

Change in operating assets and liabilities
Prepaid expenses and other	(8,351)	(420)	(37,404)
Accounts payable and accrued expenses	6,142	10,490	63,671
Accrued interest due to stockholder	7,458	1,579	34,079

Net Cash Used In Operating Activities	(67,021)	(2,597)	(315,062)

Investing Activities
Purchase of music rights	–	–	(291)
Purchase of office equipment	–	–	(14,794)
Web site development costs	–	(8,878)	(9,679)
Investment	–	–	(10,000)

Net Cash Used In Investing Activities	–	(8,878)	(34,764)

Financing Activities
Advances from (repayments to) stockholder	71,146	15,144	295,904
Proceeds from issuance of common stock	–	5,000	63,622

Net Cash Provided By Financing Activities	71,146	20,144	359,526

Foreign exchange effect on cash	240	(2,099)	1,639

Increase (Decrease) in Cash	4,365	6,570	11,339

Cash - Beginning of Period	6,974	1,559	–

Cash - End of Period	$11,339	$8,129	$11,339

Supplemental Disclosures
Interest paid	$–	$–	$1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004 and has begun to realize nominal revenues from its website, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporation in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online. The Company also has an 80% equity interest in Buzz Tub Media Inc., which was incorporated under the laws of the State of Nevada on March 8, 2007. (See Note 4)

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings, Inc., Charity Tunes, Inc., and Buzz Tub Media Inc. All inter-company accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $667,622 at May 31, 2007, and has used cash of $315,062 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A company controlled by the Company's major stockholder and CFO has agreed to make loans to the Company ($295,860 has been drawn through May 31, 2007) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Share-Based Compensation

Prior to the March 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company had no employee share-based compensation issued and outstanding prior to March 1, 2006.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Share-Based Compensation (Continued)

Effective March 1, 2006, the beginning of the Company’s first fiscal quarter of fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, share-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had no employee share based compensation issued and outstanding at May 31, 2007.

Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended February 28, 2007. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

2.      Investment

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc. to obtain the rights to sell over 1,000,000 songs and ring tones .The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs (at $0.10 per song).The Company has to agreed to pay an additional $90,000 for the remaining 900,000 songs, which is it is not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60 and 70 % of the sale price.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

3.      Property and Equipment

			Net
		Accumulated	Carrying
	Cost	Amortization	Value

Computer Equipment	$16,745	$4,551	$12,194
Website Development Costs	25,758	18,770	6,988
	$42,503	$23,321	$19,182

4.      Acquisition of Buzz Tub Media Inc.

In March 10, 2007, the Company acquired 29,000,000 shares of common stock of Buzz Tub Media Inc. (“Buzz Tub”) from a director in consideration for $290, representing approximately 80% of the outstanding capital stock of Buzz Tub. The consideration was expensed in the period of acquisition. Buzz Tub is a development stage corporation incorporated in the State of Delaware for the purposes of carrying on business in the areas of market research, entertainment, and internet technology. At the time of the acquisition, Buzz Tub had no significant assets or liabilities.

5.      Advances from related party and related party transactions

During the period ended May 31, 2007, directors of the Company received $15,900 in management fees pursuant to management agreements, and the Company has paid $5,323 in directors fees to a director of the Company . The Company has also prepaid $15,600 in management fees to a director and $4,000 in directors fees to a director of the Company.

6.     Common Stock

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 0.80	10,000	1.81	$ 0.80	10,000	$ 0.80
$ 1.00	100,000	1.81	$ 1.00	100,000	$1.00
$ 1.50	100,000	1.81	$ 1.50	100,000	$ 1.50
$ 0.26	15,000	1.84	$ 0.26	15,000	$ 0.26
$ 0.30	100,000	1.92	$0.30	100,000	$ 0.30
$ 2.50	100,000	1.92	$2.50	100,000	$ 2.50
$ 0.22	50,000	1.84	$ 0.22	50,000	$ 0.22
	475,000	1.85	$ 0.94	475,000	$ 0.94

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

Stock options (Continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Balance at June 4, 2001 (date of inception):	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2006	-	$-
Granted	10,000.80
Granted	100,000	1.00
Granted	100,000	1.50
Granted	15,000.26
Granted	100,000.30
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2007	325,000	$0.77
Granted	100,000	2.50
Granted	50,000.22
Outstanding at May 31, 2007	475,000	$0.94

In March 2007, the Company granted an aggregate of 100,000 stock options to a director in exchange for management services rendered. The estimated value of the stock options vested during the period ended May 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 259%. Compensation expense of $18,270 was charged to operations during the period ended May 31, 2007.

In May 2007, the Company granted an aggregate of 50,000 stock options to a director in exchange for services rendered. The estimated value of the stock options vested during the period ended May 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 259%. Compensation expense of $7,400 was charged to operations during the period ended May 31, 2007.

7.	Subsequent Event

On June 15, 2007, the Company issued 32,031 shares of common stock with a fair value of $0.23 per share in consideration for consulting services provided in the amount of $7,367.

Item 2. Plan of Operation

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

That transaction involved the purchase of 29,000,000 common shares in Buzz Tub from Penny Green, a Director and the Chief Financial Officer of Sound Revolution, for $290. Buzz Tub is developing technology, including a fully hosted interactive website and utility that will host public opinion polls and compile and present real time statistics derived from those polls. Buzz Tubs polls will cover a wide range of topics, such as politics, current events, movies, music, television, celebrities, fashion, video games and other consumer products. Buzz Tub’s technology will allow it to present paid advertisements related to its polls and to gather demographic information of poll participants. If it is successful, we believe that Buzz Tub’s platform could be used to increase the awareness of our products and services through cross-promotion and integration.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2007 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2006 AND THE PERIOD FROM JUNE 4, 2001 (DATE OF INCEPTION) TO MAY 31, 2007.

Revenues:

During the three months ended May 31, 2007, we realized total revenue of $86 compared to $9 in revenue for the three months ended May 31, 2006 and we incurred a net loss for the three months ended May 31, 2007 of ($125,870) compared to a net loss of ($21,400) for the same period in 2006. From June 4, 2001 (date of inception) to May 31, 2007, we have accumulated total expenses of $666,102 and net loss of 667,622. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation. The increase in revenues but greater increase in net loss for 2007 was as a result of increased expenses during the fiscal year.

Expenses:

The major components of our expenses for the three months ended May 31, 2007 are research and development, stock based compensation, and general administrative expenses which include telephone fees, couriers, postage, corporate fees including corporate expenses, software development and office supplies. Our general and administrative expenses for the three months ended May 31, 2007 are $33,587 compared to $6,953 in for the three months ended February 28, 2006. This increase in general and administrative expenses is mainly the result of increased website and business development. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to May 31, 2007 are $172,881.

Our research and development costs for the three months ended May 31, 2007 were $30,273 compared to $0 for the same period ended May 31, 2006. This increase in business development costs between the two periods is largely the result of increased activities relating to the development of our business. Our accumulated research and development costs from June 4, 2001 (date of inception) to May 31, 2007 are $107,188.

Our professional fees for the three months May 31, 2007 were $7,351, compared to $11,695 for the same period ended May 31, 2006. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to May 31, 2007 are $132,894.

Our management fees for the three months ended May 31, 2007 were $15,900 compared to $970 for the year ended May 31, 2006. The increase in our management fees resulted from our increased activities and from the corresponding performance based compensation paid to our President and Chief Executive Officer. Our total accumulated management fees from June 4, 2001 (date of inception) to May 31, 2007 are $79,081.

We issued stock based compensation of $25,670 during the three months ended May 31, 2007 compared to $0 for the three months ended May 31, 2007. From June 4, 2001 (date of inception) to May 31, 2007 we issued $118,477 in stock based compensation. The increase in stock based compensation during our past quarterly period is the result of the increased activities and the corresponding issuance of stock as payment for consulting services, professional services, promotional services, research & development services, management services, and for capital equipment.

Our accumulated interest expense for the three months ended May 31, 2007 was $7,457 compared to $1,383 for the year same period in, 2006 and $35,050 for the period from June 4, 2001 (date of inception) to May 31, 2007.

Our Director fees for the three months ended May 31, 2007 are $5,323 compared to $0 for the same period in 2006. The increase in Director fees was the result of our increased activities and the expansion of our board of Directors. From June 4, 2001 (date of inception) to May 31, 2007 we accumulated Director fees of $12,354.

Our marketing fees were $0 for the three months ended May 31, 2007 and the three ended May 31, 2006. Our marketing fees from June 4, 2001 (date of inception) to May 31, 2007 were $8,177.

Net Losses:

Net loss for the three months ended May 31, 2007 was ($125,870) and loss per share was ($0.01) compared to a net loss of $21,400 and loss per share of $0 for the same period in 2006. The increase in losses was primarily due to auditor fees, research & development, corporate expense, and an increase in general and administrative expenses. Our net loss from June 4, 2007 (date of inception) to May 31, 2007 is ($667,622).

Liquidity and Capital Resources:

As of May 31, 2007, we had cash of $11,339. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $667,695 from inception on June 4, 2001 through May 31, 2007, we generated a net deficit accumulated during the development stage of $667,622. We met our cash requirements during the development stage through the receipt of $295,860 advanced by Bacchus Entertainment Ltd. (“Bacchus Entertainment”), a company 100% owned by Penny Green, our Director and Chief Financial Officer, as well as $63,622 received in exchange for the sales of our common stock in private placements. Of the $295,860 advanced to us by Bacchus Entertainment, $71,146 was advanced to us during the three months ended May 31, 2007. We have generated nominal revenues in this period, and realized a negative cash flow from operations of $67,021 for the three months ended May 31, 2007 compared to a negative cash flow from operations of $567 for the same period in 2006. From June 4, 2001 (date of inception) to May 31, 2007, we have realized a negative cash flow from operations of $315,062. We have achieved liquidity from June 4, 2001 (date of inception) to May 31, 2007 principally from $295,860 advanced by Bacchus Entertainment.

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

Our losses for the three months ended May 31, 2007 were ($125,870) or ($41,956) per month compared to ($21,400) or ($7,133) per month for the same period 2006. We estimate that our expenses over the next 12 months (beginning March 2007) will be approximately as follows:

	Target completion date or, if	Our approximate
What we must do and how we will do it	not known, number of months	cost
	to complete	to complete
		(US$)
Implement PIN program	September 1, 2007	$15,000
Development of various added features for	September 1, 2007	$5,000
charitytunes.com websites
Launch party	October, 2007	$20,000
Integrate 100,000 tv programs and movies into	24 months	$15,000
database
Implement sale of ringtones through mobile	December 1, 2007	$15,000
carriers
Hardware purchases for digital storage	September, 2007	$10,000
Launch foreign language websites (Indian,	12 months	$75,000
Chinese, German, Spanish, French)
Completion of more FanPro™ marketing tools	12 months	$30,000
Royalty advances delivery costs, music	12 months	$100,000
Royalty advances & delivery costs, movies	12 months	$100,000
Celebrity spokesperson / ambassadors	12 months	$50,000
Radio/print/TV marketing budget	12 months	$300,000
Tradeshow budget	12 months	$50,000
Online search optimization	12 months	$10,000
Publicist	12 months	$50,000
Promotional merchandise	12 months	$10,000
Sound Revolution record label	12 months	$50,000
Travel	12 months	$20,000
Legal and Accounting	12 months	$45,000
Research and Development of Buzz Tub website	12 months	$30,000
utility platform
Integrate 100 opinion polls into www.buzztub.com	12 months	$5,000
Hardware purchase for www.buzztub.com	12 months	$20,000
Management/ Director Fees	12 months	$205,000

Corporate Communications and Investor Relations	12 months	$500,000
General Administration and working capital	12 months	$270,000
Total		$2,000,000

As of May 31, 2007, we had cash of $11,339, and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and Directors through private placements. We intend to seek additional financing of approximately $2,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

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

We do not have any material commitments for capital expenditures as of May 31, 2007.

Plan of Operation for the 12 Months ending May 31, 2008

Our plan is to build content for our website www.charitytunes.com and build alliances to increase traffic to our site. We intend to hire several business development consultants to assist us in marketing charitytunes.com, as well as assist Sound Revolution and Charity Tunes in making alliances with music rights owners, charities and marketing partners. If we are successful in hiring several consultants, we may require larger offices, which could increase our monthly administration costs significantly. We also plan to devote some resources to building our Buzz Tub website utility and our FanPro™ email management software in 2007 if we are successful in raising additional capital.

Research and Development

During the three months ended May 31, 2007, we incurred $30,273 in expenses related to research and development. We anticipate that we will spend approximately $115,000 relating to product research and development over the next 12 months, which amount includes the estimated cost of upgrading our www.charitytunes.com platform, developing our FanPro™ software, developing our www.buzztub.com website, and the cost of integrating newly acquired content to www.charitytunes.com and www.buzztub.com. However, this estimate does not include direct marketing and publicity expenses or costs associated incurred from the acquisition and licensing of content.

Purchase of Significant Equipment

If the sale of music on our website www.charitytunes.com increases significantly, we anticipate purchasing additional electronic storage and related server hardware over the next 12 months at a cost of approximately $10,000. If we succeed in completing the development and design of www.buzztub.com, we anticipate purchasing server hardware and related equipment over the next 12 months at a cost of approximately $20,000.

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

Share-Based Compensation

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

Effective March 1, 2006, the beginning of our first fiscal quarter of 2007, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. We had no employee stock based compensation issued and outstanding at May 31, 2007.

Known Material Trends and Uncertainties

As of May 31, 2007 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

During the period ended May 31, 2007, our directors received $15,900 in management fees pursuant to management agreements. We paid $5,323 in Directors fees to one of our Directors during the same period. We have also prepaid $15,600 in management fees to one of our Directors and $4,000 in director fees to another of our Directors.

In March 10, 2007, we acquired 29,000,000 shares of common stock of Buzz Tub Media Inc. (“Buzz Tub”) from our director, Penny Green, in consideration for $290, representing approximately 80% of the outstanding capital stock of Buzz Tub. The consideration was paid by offset against amounts owing to Penny Green. Buzz Tub is a development stage corporation incorporated in the State of Delaware for the purposes of carrying on business in the areas of market research, entertainment, and internet technology. At the time of the acquisition, Buzz Tub had no significant assets or liabilities

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

During the quarter ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(10)	Material Contracts

10.1	Agency and Promotion Agreement with the Canadian Red Cross dated September 22, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed September 28, 2006)

10.2	Wholesale Digital Dowload and Master Tone Agreement with CD Baby, Inc. dated September 25, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed September 28, 2006)

10.3	Management Agreement with Robin Ram dated June 19, 2006 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed June 26, 2006)

10.4	Webservice Agreement with Puretracks Inc. dated December 7, 2007 (incorporated by reference as Exhibit Number 10.6 of our Report on Form 10-KSB filed June 13, 2007)

10.5	Loan Agreement with Bacchus Entertainment Ltd. and Penny Green (incorporated by reference as Exhibit Number 10.5 of our Prospectus on Form SB-2 filed December 8, 2004)

10.6	Amendment to Loan Agreement with Bacchus Entertainment Ltd. dated November 30, 2005 (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-QSB filed January 14, 2005)

10.7	Amendment to Loan Agreement with Bacchus Entertainment dated January 1, 2007 (incorporated by reference as Exhibit Number 10.9 of our Report on Form 10-KSB filed June 13, 2007)

10.8	Addendum to Management Agreement with Robin Ram dated February 27, 2007

Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2007	SOUND REVOLUTION INC.
(Registrant)

	By:	/s/ Robin Ram
Robin Ram, President
Chief Executive Officer