Form 10QSB
period 2007-08-31
Sound Revolution Inc.
filed 2007-10-22
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

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

As of October 18, 2007, the registrant’s outstanding common stock consisted of 10,854,629 shares.

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

Item 1. Financial Statements.

Sound Revolution, Inc.
(A Development Stage Company)

August 31, 2007

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
(Unaudited)

August 31,
2007
ASSETS
Current Assets
Cash	$17,372
Prepaid expenses	37,972
Total Current Assets	55,344
Investment ( Note 2)	10,000
Property and Equipment (Note 3)	11,781
Web Site Development Costs (Note 3)	42,377
Music Rights	342
Total Assets	$119,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$102,178
Accrued interest due to stockholder	42,260
Note payable to stockholder	353,292
Total Current Liabilities	497,730
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,835,582 shares issued and outstanding	1,082
Additional Paid-in Capital	358,517
Accumulated Other Comprehensive Loss	2,145
Deficit Accumulated During the Development Stage	(739,630)
Total Stockholders’ Equity (Deficit)	(377,886)
Total Liabilities and Stockholders’ Equity (Deficit)	$119,844

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the	Accumulated From
	Three Month	Three Month	Six Month	Six Month	June 4, 2001
	Period Ended	Period Ended	Period Ended	Period Ended	(Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2007	2006	2007	2006	2007

Sales	$388	$175	$474	$184	$4,949

Cost of Sales	330	12	798	420	6,484

Gross Margin	58	163	(324)	(236)	(1,535)

Expenses

Directors fees	5,949	–	11,272	–	18,303
Marketing	4,532	–	4,532	–	12,709
Management fees	15,900	14,215	31,800	15,185	94,981
Professional fees	11,659	24,285	19,010	35,980	144,553
Research and development	–	14,366	30,273	14,366	107,188
Share based compensation	–	–	25,670	–	118,477
General and administrative	25,844	18,427	59,431	25,380	198,725
Interest expense	8,182	3,900	15,639	5,283	43,232

Total Expenses	72,066	75,193	197,627	96,194	738,168

Operating Loss	(72,008)	(75,030)	(197,951)	(96,430)	(739,703)

Other Income

Gain on issue by subsidiary of its own
shares outside the consolidated group	–	–	3	–	3
Non-controlling interest	–	–	70	–	70

Net Loss	$(72,008)	$(75,030)	$(197,878)	$(96,430)	$(739,630)

Net Loss Per Share – Basic and Diluted	$(.01)	$(.01)	$(.02)	$(.01)

Weighted Average Shares Outstanding	10,823,007	10,387,522	10,771,687	10,368,790

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

					Accumulated From
	For the	For the	For the	For the	June 4, 2001
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2007	2006	2007	2006	2007

Net Loss	$(72,008)	$(75,030)	$(197,878)	$(96,430)	$(739,630)

Other comprehensive income (loss)

Foreign currency translation adjustment	482	1,140	722	(1,070)	2,145

Comprehensive Loss	$(71,526)	$(73,890)	$(197,156)	$(97,500)	$(737,485)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period ended August 31, 2007

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common	Stock	Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$
Balance – February 28, 2007	10,638,846	1,062	297,999	(541,752)	1,423	(241,268)

Issuance of common stock in
April, 2007 in exchange for
management services	150,000	15	22,485	–	–	22,500
Issuance of stock options in
March, 2007 in exchange for
management services	–	–	18,270	–	–	18,270
Issuance of stock options in
May, 2007 in exchange for
directors fees	–	–	7,400	–	–	7,400
Issuance of common stock in
June, 2007 in exchange for
consulting services	32,031	3	7,365	–	–	7,368
Issuance of common stock in
July, 2007 in exchange for
directors fees	14,705	2	4,998	–	–	5,000
Foreign currency translation	–	–	–	–	722	722
Net loss for the period	–	–	–	(197,878)	–	(197,878)
Balance – August 31, 2007	10,835,582	1,082	358,517	(739,630)	2,145	(377,886)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Six Month	Six Month	June 4, 2001
	Period Ended	Period Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2007	2006	2007

Operating Activities

Net loss for the period	$(197,878)	$(96,430)	$(739,630)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	14,292	4,227	32,026
Shares issued for services	34,868	52,928	162,941
Stock options issued in exchange for services	25,670	–	118,477

Change in operating assets and liabilities
Prepaid expenses and other	(8,919)	(27,918)	(37,972)
Accounts payable and accrued expenses	14,985	26,523	72,514
Accrued interest due to stockholder	15,639	5,390	42,260

Net Cash Used In Operating Activities	(101,343)	(35,280)	(349,384)

Investing Activities
Purchase of music rights	–	(8)	(291)
Purchase of office equipment	–	(13,560)	(14,794)
Web site development costs	(17,513)	(11,794)	(27,192)
Investment	–	–	(10,000)

Net Cash Flows Used In Investing Activities	(17,513)	(25,362)	(52,277)

Financing Activities
Advances from (repayments to) stockholder	128,532	59,672	353,290
Proceeds from issuance of common stock	–	5,000	63,622

Net Cash Flows Provided By Financing Activities	128,532	64,672	416,912

Foreign exchange effect on cash	722	(1,070)	2,121

Increase (Decrease) in Cash	10,398	2,960	17,372

Cash - Beginning of Period	6,974	1,559	–

Cash - End of Period	$17,372	$4,519	$17,372

Supplemental Disclosures
Interest paid	$–	$–	$1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
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

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $739,630 at August 31, 2007, and has used cash of $349,384 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A company controlled by the Company's major stockholder and CFO has agreed to make loans to the Company ($324,593 has been drawn through August 31, 2007) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in US dollars)
(Unaudited)

Stock Based Compensation

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

Effective March 1, 2006, the beginning of the Company’s first fiscal quarter of fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had no employee share based compensation issued and outstanding at August 31, 2007.

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

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc to obtain the rights to sell over 1,000,000 songs and ring tones. The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs (at $0.10 per song). The Company agreed to pay an additional $90,000 for the remaining 900,000 songs, which it is not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60 and 70% of the sale price.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in US dollars)
(Unaudited)

3.	Property and Equipment

		Accumulated	Net
			Carrying
	Cost	Amortization	Value

Computer Equipment	$16,745	$4,964	$11,781
Website Development Costs	69,595	27,218	42,377
	$86,340	$32,182	$54,158

4.	Acquisition of Buzz Tub Media Inc.

On March 10, 2007, the Company acquired 29,000,000 shares of common stock of Buzz Tub Media Inc. (“Buzz Tub”) from a director in consideration for $290, representing approximately 80% of the outstanding capital stock of Buzz Tub. The consideration was expensed in the period of acquisition. Buzz Tub is a development stage corporation incorporated in the State of Delaware for the purposes of carrying on business in the areas of market research, entertainment, and internet technology. At the time of the acquisition, Buzz Tub had no significant assets or liabilities. On October 1, 2007, the Company acquired an additional 1,000,000 shares of common stock of Buzz Tub from a director in consideration for $10. Refer to Note 9(b).

5.	Advances from related party and related party transactions

During the period ended August 31, 2007, directors of the Company received $31,800 in management fees pursuant to management agreements, and the Company has paid $11,272 in directors fees to a director of the Company. The Company has also prepaid $15,600 in management fees to a director and $4,000 in directors fees to a director of the Company.

6.	Common Stock

On June 15, 2007, the Company issued 32,031 shares of common stock with a fair value of $0.23 per share in consideration for consulting services provided in the amount of $7,368.

On July 16, 2007, the Company issued 14,705 shares of common stock with a fair value of $0.34 per share in consideration for director services provided in the amount of $5,000.

7.	Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 0.80	10,000	1.31	$0.80	10,000	$0.80
$ 1.00	100,000	1.31	$1.00	100,000	$1.00
$ 1.50	100,000	1.31	$1.50	100,000	$1.50
$ 0.26	15,000	1.34	$0.26	15,000	$0.26
$ 0.30	100,000	1.42	$0.30	100,000	$0.30
$ 2.50	100,000	1.67	$2.50	100,000	$2.50
$ 0.22	50,000	1.59	$0.22	50,000	$0.22
	475,000	1.44	$0.94	475,000	$0.94

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in US dollars)
(Unaudited)

7.	Stock options (Continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
	Number of Shares	Price Per Share
Balance at June 4, 2001 (date of inception):	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2006	-	$-
Granted	10,000.80
Granted	100,000	1.00
Granted	100,000	1.50
Granted	15,000.26
Granted	100,000.30
Exercised	-	-
Cancelled or expired	-	-
Outstanding at February 28, 2007	325,000	$0.77
Granted	100,000	2.50
Granted	50,000.22
Outstanding at August 31, 2007	475,000	$0.94

In March 2007, the Company granted an aggregate of 100,000 stock options to a director in exchange for management services rendered. The estimated value of the stock options vested during the period ended August 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 259%. Compensation expense of $18,270 was charged to operations during the six month period ended August 31, 2007.

In May 2007, the Company granted an aggregate of 50,000 stock options to a director in exchange for services rendered. The estimated value of the stock options vested during the period ended August 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 259%. Compensation expense of $7,400 was charged to operations during the six month period ended August 31, 2007.

8.	Commitment

On July 10, 2007, the Company entered into a consulting agreement (the “Agreement”) with Velocity Communications Ltd. (“Velocity”). Pursuant to the Agreement, Velocity will create and implement a comprehensive investor and public relations strategy for the Company for the North American market. The term of the Agreement is for 12 months. In consideration for Velocity’s services, the Company will compensate Velocity with 10,000 restricted common shares per month during the term of the Agreement, payable in advance. The Company will also pay to Velocity a flat fee of $1,500 per month to cover all expenses. If the Agreement is terminated by either of the parties, any compensation paid to Velocity and not accrued at the time of termination will be refundable to the Company. At August 31, 2007, Velocity has not provided any services to the Company. The Company has not issued any shares or made any cash payments to Velocity as the effective date of the agreement is delayed indefinitely.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2007
(Expressed in US dollars)
(Unaudited)

9.	Subsequent Events

	a)	On September 5, 2007, the Company issued 19,407 shares of common stock with a fair value of $0.105 per share in consideration for director services provided in the amount of $2,000.

b)

On October 1, 2007, the Company acquired 1,000,000 shares of common stock of Buzz Tub from a director in consideration for $10, representing approximately 3% of the outstanding capital stock of Buzz Tub. Refer to Note 4.

c)

On October 4, 2007, the Company entered into a share purchase agreement with the President of the Company to sell 30,000,000 shares of common stock of Buzz Tub for an aggregate purchase price of US$300.

d)

On October 10, 2007, the Company entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby the Company agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 per track and CDN$1.08 per album download from the Company’s Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from the Company’s Charity Tunes website in the United States.

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

Consulting Agreement

On July 10, 2007 we entered into a consulting agreement (the “Velocity Agreement”) with Velocity Communications Ltd. (“Velocity”). Pursuant to the Agreement, Velocity will create and implement a comprehensive investor and public relations strategy for us in the North American market. Velocity’s services will include but will not be limited to the operation of an investor relations telephone information line for us.

The term of the Velocity Agreement is 12 months. In consideration for Velocity’s services, we will compensate Velocity with 10,000 restricted common shares in our capital stock per month during the term of the Agreement, payable in advance. We will also pay to Velocity a flat fee of $1,500 per month during the Term to cover all expenses. If the Agreement is terminated by either us or by Velocity, any compensation paid to Velocity and not accrued at the time of termination will be refundable to us. At August 31, 2007, the effective date of the agreement with Velocity has been delayed indefinitely by the parties. Velocity has not provided any services to us and we have not issued any shares or made any cash payments to Velocity pursuant to the agreement.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2006 AND THE PERIOD FROM JUNE 4, 2001 (DATE OF INCEPTION) TO AUGUST 31, 2007.

Revenues:

During the three months ended August 31, 2007, we realized total revenue of $388 compared to $175 in revenue for the three months ended August 31, 2006 and we incurred a net loss for the three months ended August 31, 2007 of ($72,008) compared to a net loss of ($75,030) for the same period in 2006. From June 4, 2001 (date of inception) to August 31, 2007, we have accumulated total expenses of $738,168 and net loss of 739,630. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation. The increase in revenues but greater increase in net loss for 2007 was as a result of increased expenses during the fiscal year.

Expenses:

The major components of our expenses for the three months ended August 31, 2007 are research and development, stock based compensation, and general administrative expenses which include telephone fees, couriers, postage, corporate fees including corporate expenses, software development and office supplies. Our general and administrative expenses for the three months ended August 31, 2007 are $25,844 compared to $18,427 for the three months ended August 31, 2006. This increase in general and administrative expenses is mainly the result of increased website and business development. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to August 31, 2007 are $198,725.

Our research and development costs for the three months ended August 31, 2007 were $0 compared to $14,366 for the same period ended August 31, 2006. The decrease in our research and development costs is due to the fact that we have capitalized those costs because development work on our website, www.charitytunes.com, is complete. Therefore, any amounts we have spent on research and development during the three month ended August 31, 2007 appear as an asset rather than as expenses on our consolidated financial statements. Our accumulated research and development costs from June 4, 2001 (date of inception) to August 31, 2007 are $107,188.

Our professional fees for the three months ended August, 2007 were $11,659, compared to $24,285 for the same period ended August 31, 2006. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to August 31, 2007 are $144,553.

Our management fees for the three months ended August 31, 2007 were $15,900 compared to $14,215 for the same period ended August 31, 2006.. Our total accumulated management fees from June 4, 2001 (date of inception) to August 31, 2007 are $94,981.

We issued stock based compensation of $0 during the three months ended August 31, 2007 compared to $0 for the three months ended August 31, 2006. From June 4, 2001 (date of inception) to August 31, 2007 we issued $118,477 in stock based compensation. The increase in stock based compensation during our past quarterly period is the result of the increased activities and the corresponding issuance of stock as payment for consulting services, professional services, promotional services, research & development services, management services, and for capital equipment.

Our accumulated interest expense for the three months ended August 31, 2007 was $8,182 compared to $3,900 for the same period in, 2006 and $43,232 for the period from June 4, 2001 (date of inception) to August 31, 2007.

Our Director fees for the three months ended August 31, 2007 are $5,949 compared to $0 for the same period in 2006. The increase in Director fees was the result of our increased activities and the expansion of our board of Directors. From June 4, 2001 (date of inception) to August 31, 2007 we accumulated Director fees of $18,303.Our marketing fees were $4,532 for the three months ended August 31, 2007 and $0 for the three months ended August 31, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2007 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2006

Revenues:

During the six months ended August 31, 2007, we realized total revenue of $474 compared to $184 in revenue for the six months ended August 31, 2006 and we incurred a net loss for the six months ended August 31, 2007 of ($197,878) compared to a net loss of ($96,430) for the same period in 2006.. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation. The increase in revenues but greater increase in net loss for 2007 was as a result of increased expenses during the fiscal year.

Expenses:

The major components of our expenses for the six months ended August 31, 2007 are research and development, stock based compensation, and general administrative expenses which include telephone fees, couriers, postage, corporate fees including corporate expenses, software development and office supplies. Our general and administrative expenses for the six months ended August 31, 2007 are $59,431 compared to $25,380 for the six months ended August 31, 2006. This increase in general and administrative expenses is mainly the result of increased website and business development.

Our research and development costs for the six months ended August, 2007 were $30,273 compared to $14,366 for the same period ended August 31, 2006. This increase in business development costs between the two periods is largely the result of increased activities relating to the development of our business.

Our professional fees for the six months ended August, 2007 were $19,010, compared to $35,980 for the same period ended August 31, 2006. Our professional fees are mainly attributable to our auditor costs.

Our management fees for the six months ended August 31, 2007 were $31,800 compared to $15,185 for the same period ended August 31, 2006. The increase in our management fees resulted from our increased activities and from the corresponding performance based compensation paid to our President and Chief Executive Officer

We issued stock based compensation of $25,670 during the six months ended August 31, 2007 compared to $0 for the six months ended August 31, 2006. The increase in stock based compensation during our past quarterly period is the result of the increased activities and the corresponding issuance of stock as payment for consulting services, professional services, promotional services, research & development services, management services, and for capital equipment.

Our accumulated interest expense for the six months ended August 31, 2007 was $15,639 compared to $5.283 for the same period in 2006.

Our Director fees for the six months ended August 31, 2007 are $11,272 compared to $0 for the same period in 2006. The increase in Director fees was the result of our increased activities and the expansion of our board of Directors.

Our marketing fees were $4,532 for the six months ended August 31, 2007 and $0 for the six months ended August 31, 2006.

Net Losses:

Our Net loss for the three months ended August 31, 2007 was ($72,008) and our loss per share was ($0.01) compared to a net loss of $(75,030) and loss per share of $(0.01) for the same period in 2006. Our Net loss for the six months ended August 31, 2007 was ($197,878) and our loss per share was ($0.02) compared to a net loss of $(96,430) and loss per share of $(0.01) for the same period in 2006. The increase in losses was primarily due to auditor fees, research & development, corporate expense, and an increase in general and administrative expenses. Our net loss from June 4, 2007 (date of inception) to August 31, 2007 is ($739,630).

Liquidity and Capital Resources:

As of August 31, 2007, we had cash of $17,372. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $739,630 from inception on June 4, 2001 through August 31, 2007, we generated a net deficit accumulated during the development stage of $739,630. We met our cash requirements during the development stage through the receipt of $353,292 advanced by Bacchus Entertainment Ltd. (“Bacchus Entertainment”), a company 100% owned by Penny Green, our Director and Chief Financial Officer, as well as $63,622 received in exchange for the sales of our common stock in private placements. Of the $353,292 advanced to us by Bacchus Entertainment, $128,532 was advanced to us during the six months ended August 31, 2007. We have generated nominal revenues in this period, and realized a negative cash flow from operations of $101,343 for the six months ended August 31, 2007 compared to a negative cash flow from operations of $35,280 for the same period in 2006. From June 4, 2001 (date of inception) to August 31, 2007, we have realized a negative cash flow from operations of $349,384. We have achieved liquidity from June 4, 2001 (date of inception) to August 31, 2007 principally from $353,292 advanced by Bacchus Entertainment.

On August 31, 2004, Penny Green and Bacchus Entertainment entered into an agreement with us whereby the net amount of monies borrowed by us from Penny Green and Bacchus Entertainment would all convert to a loan owed by us to Bacchus and that Bacchus would make further loans to us from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007 the loan agreement was again amended so that additional amounts loaned to us by Penny Green or Bacchus Entertainment will be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007 this agreement was further amended to extend the payment period to January 1, 2008.

Our losses for the six months ended August 31, 2007 were ($197,878) or ($32,979) per month compared to ($96,430) or ($16,072) per month for the same period 2006. We estimate that our expenses over the next 12 months (beginning December 2007) will be approximately as follows:

What we must do and how we will do it	Target completion date or, if not known, number of months to complete	Our approximate cost to complete (US$)
Implement PIN program	December 1, 2007	$15,000
Development of various added features for charitytunes.com websites	December 1, 2007	$10,000
Launch party	January, 2008	$20,000
Integrate 100,000 tv programs and movies into database	24 months	$25,000
Implement sale of ringtones through mobile carriers	December 1, 2007	$15,000
Hardware purchases for digital storage	December, 2007	$20,000
Launch foreign language websites (Indian, Chinese, German, Spanish, French)	12 months	$75,000
Completion of more FanPro™ marketing tools	12 months	$40,000
Royalty advances delivery costs, music	12 months	$100,000
Royalty advances & delivery costs, movies	12 months	$100,000
Celebrity spokesperson / ambassadors	12 months	$60,000
Radio/print/TV marketing budget	12 months	$300,000
Tradeshow budget	12 months	$50,000
Online search optimization	12 months	$10,000
Publicist	12 months	$50,000
Promotional merchandise	12 months	$10,000
Sound Revolution record label	12 months	$60,000
Travel	12 months	$20,000
Legal and Accounting	12 months	$45,000
Management/ Director Fees	12 months	$205,000
Corporate Communications and Investor Relations	12 months	$500,000
General Administration and working capital	12 months	$270,000
Total		$2,000,000

As of August 31, 2007, we had cash of $17,372, and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and Directors through private placements. We intend to seek additional financing of approximately $2,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

We will continue to engage outside contractors and consultants who are willing to be paid in stock rather than cash. Expenses incurred which cannot be paid in stock, such as auditors fees, will be paid in cash. If the cash in our account is insufficient to cover our auditor fees, we will cover our expenses by accessing loans from Bacchus Entertainment through our loan agreement signed on August 31, 2004 or by seeking financing through equity placements. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to pay our internet hosting fees, which may mean our website and digital music would no longer be available to the public, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

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

On July 10, 2007 we entered into a consulting agreement with Velocity Communications Ltd. (“Velocity”). Pursuant to the agreement, Velocity will create and implement a comprehensive investor and public relations strategy for us for the North American market. Velocity’s services will include but will not be limited to the operation of an investor relations telephone information line for us.

The term of the agreement is for 12 months. In consideration for Velocity’s services, we will compensate Velocity with 10,000 restricted common shares in our capital stock per month during the term of the agreement, payable in advance. We will also pay to Velocity a flat fee of $1,500 per month to cover all expenses. If the agreement is terminated by either of the parties, any compensation paid to Velocity and not accrued at the time of termination will be refundable to us.

At August 31, 2007, the effective date of the agreement with Velocity has been delayed indefinitely by the parties. Velocity has not provided any services to us and we have not issued any shares or made any cash payments to Velocity pursuant to the agreement.

Plan of Operation for the 12 Months ending August 31, 2008

Our plan is to build content for our website www.charitytunes.com and build alliances to increase traffic to our site. We intend to hire several business development consultants to assist us in marketing charitytunes.com, as well as assist Sound Revolution and Charity Tunes in making alliances with music rights owners, charities and marketing partners. If we are successful in hiring several consultants, we may require larger offices, which could increase our monthly administration costs significantly. We also plan to devote some resources to building our our FanPro™ email management software in 2007 if we are successful in raising additional capital.

Research and Development

During the three months ended August 31, 2007, we incurred $0 in expenses related to research and development. We anticipate that we will spend approximately $115,000 relating to product research and development over the next 12 months, which amount includes the estimated cost of upgrading our www.charitytunes.com platform, developing our FanPro™ software, and the cost of integrating newly acquired content to www.charitytunes.com. However, this estimate does not include direct marketing and publicity expenses or costs associated incurred from the acquisition and licensing of content.

Purchase of Significant Equipment

If the sale of music on our website www.charitytunes.com increases significantly, we anticipate purchasing additional electronic storage and related server hardware over the next 12 months at a cost of approximately $20,000.

Employees

We anticipate that we will increase our number of employees in mid 2008. To market and further develop alliances for charitytunes.com, we intend to hire three or four new officers, including a Vice President of Niche Markets, a Chief Technology Officer, a Vice President of Music and Marketing and a Vice President of Business Development. If we are successful in retaining such individuals, we may retain them as consultants or as employees. We have identified candidates for several of these positions and we are currently negotiating compensation packages and service agreements.

Subsequent Events

On September 5, 2007, we issued 19,407 shares of common stock with a fair value of $0.105 per share in consideration for director services provided in the amount of $2,000.

On October 1, 2007, we acquired 1,000,000 shares of common stock of Buzz Tub Media Inc. from a director in consideration for $10, representing approximately 3% of the outstanding capital stock of Buzz Tub. Refer to Note 4 in the consolidated financial statements.

On October 4, 2007, we entered into a share purchase agreement with the President of the Company to sell 30,000,000 shares of common stock of Buzz Tub Media Inc. for an aggregate purchase price of US$300.

On October 10, 2007 we entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby we agreed to pay to Puretracks, effective as of August 29, 2007, CAD $0.09 per track and CAD $1.08 per album download from our Charity Tunes website in Canada and USD $0.08 per track and USD $0.96 per album downloaded from our Charity Tunes website in the United States. The amendment agreement also updates Puretrack’s standard service level commitments of to us. The amendment agreement amends the webservice agreement between us and Puretracks dated December 7, 2007 and filed by us in as exhibit 10.6 of our report on form 10-KSB filed on June 13, 2007.

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

Effective March 1, 2006, the beginning of our first fiscal quarter of 2007, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. We had no employee stock based compensation issued and outstanding at August 31, 2007.

Known Material Trends and Uncertainties

As of August 31, 2007 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

During the period ended August 31, 2007, our directors received $31,800 in management fees pursuant to management agreements. We paid $11,272 in Directors fees to one of our Directors during the same period. We have also prepaid $15,600 in management fees to one of our Directors and $4,000 in director fees to another of our Directors.

On September 5, 2007, the Company issued 19,407 shares of common stock with a fair value of $0.105 per share in consideration for director services provided in the amount of $2,000.

On October 1, 2007, the Company acquired 1,000,000 shares of common stock of Buzz Tub Media Inc. from a director in consideration for $10, representing approximately 3% of the outstanding capital stock of Buzz Tub. Refer to Note 4.

On October 4, 2007, the Company entered into a share purchase agreement with the President of the Company to sell 30,000,000 shares of common stock of Buzz Tub for an aggregate purchase price of US$300.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.During the quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings:

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities:

On October 4, 2007, the Company entered into a share purchase agreement with the President of the Company to sell 30,000,000 shares of common stock of Buzz Tub Media Inc. for an aggregate purchase price of US$300.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(10)	Material Contracts
10.1	Consulting Agreement with Velocity Communications Ltd., dated on July 10, 2007 (incorporated by reference as Exhibit Number 99.1 of our Report on Form 8-K filed July 12, 2007).
10.2	Affiliate Stock Purchase Agreement between Penny Green and Sound Revolution Inc., dated October 1, 2007 for the purchase of 1,000,000 shares of Buzz Tub Media Inc., by Sound Revolution
10.3	Share Purchase Agreement between Robin Ram and Sound Revolution Inc., dated October 4, 2007 for the purchase of 30,000,000 shares of Buzz Tub Media Inc., by Robin Ram
10.4	Amendment to Agreement between PureTracks Inc. and Sound Revolution Inc., executed October 10, 2007
Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 19, 2007	SOUND REVOLUTION INC.
(Registrant)

	By:	/s/ Robin Ram
Robin Ram, President
Chief Executive Officer