Form 10QSB
period 2007-11-30
Sound Revolution Inc.
filed 2008-01-22
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware	98-0540536
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1187 Brimley Road, Toronto, Ontario, Canada M1P 3G5
(Address of principal executive offices)

(416) 271.9695
(Issuer’s telephone number)

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

As of January 10, 2008, the registrant’s outstanding common stock consisted of 10,854,629 shares.

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

Item 1. Financial Statements.

Sound Revolution, Inc.
(A Development Stage Company)

November 30, 2007

Index
Consolidated Balance Sheet	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Comprehensive Income (Loss)	F-3
Consolidated Statements of Stockholders Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
(Unaudited)

November
30,
2007
ASSETS
Current Assets
$
Cash	18,120
Prepaid expenses	38,704

Total Current Assets	56,824
Investment (Note 2)	10,000
Property and Equipment (Note 3)	10,946
Web Site Development Costs (Note 3)	34,756
Music Rights	342

$
Total Assets	112,868

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
$
Accounts payable and accrued expenses	114,963
Accrued interest due to stockholder	51,544
Note payable to stockholder	379,130

Total Current Liabilities	559,637

Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,854,629 shares issued and outstanding	1,084
Additional Paid-in Capital	360,515
Accumulated Other Comprehensive Loss	3,102
Deficit Accumulated During the Development Stage	(811,470)

Total Stockholders’ Equity (Deficit)	(446,769)

$
Total Liabilities and Stockholders’ Equity (Deficit)	112,868

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	For the Three Month Period Ended November 30, 2007	For the Three Month Period Ended November 30, 2006	For the Nine Month Period Ended November 30, 2007	For the Nine Month Period Ended November 30, 2006	Accumulated From June 4, 2001 (Date of Inception) to November 30, 2007

Sales	$ 171	$ 137	$ 645	$ 321	$5,120

Cost of Sales	422	646	1,220	1,066	6,906

Gross Margin	(251)	(509)	(575)	(745)	(1,786)

Expenses
Directors fees	22,988	6,000	34,260	6,000	41,291
Marketing	7,639	–	12,171	–	20,348
Management fees	15,900	23,360	47,700	38,545	110,881
Professional fees	183	6,550	19,193	42,530	144,736
Research and development	–	35,191	30,273	49,557	107,188
Share based compensation	–	55,516	25,670	55,516	118,477
General and administrative	15,366	59,522	74,797	84,902	214,091
Interest expense	9,265	8,995	24,904	14,278	52,497

Total Expenses	71,341	195,134	268,968	291,328	809,509

Operating Loss	(71,592)	(195,643)	(269,543)	(292,073)	811,295
Other Income
Gain on issue by subsidiary of its
own shares outside the
consolidated group	(3)	–	–	–	-
Non-controlling interest	(70)	–	–	–	-
Loss on sale of subsidiary	(175)	–	(175)	–	(175)

Net Loss	$ (71,840)	$ (195,643)	$ (269,718)	$ (292,073)	$ (811,470)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

Weighted Average Shares Outstanding	10,853,582	10,527,085	10,798,787	10,421,171

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

Accumulated
From
	For the	For the	For the	For the	June 4, 2001
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006	to November 30, 2007

Net Loss	$ (71,840)	$ (195,643)	$ (269,718)	$ (292,073)	$ (811,470)

Other comprehensive income (loss)
Foreign currency translation adjustment	957	831	1,679	(239)	3,102

Comprehensive Loss	$ (70,833)	$ (194,812)	$ (268,312)	$ (292,312)	$ (808,368)

(The accompanying notes are an integral part of these consolidated financial statements)

F-3

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2007

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common	Stock	Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$

Balance – June 4, 2001 (Date of Inception)	–	–	–	–	–	–
Issuance of common stock for cash:
June 15, 2001	8,000,000	800	–	–	–	800
June 27, 2001	2,000,000	200	7,054	–	–	7,254
August 31, 2001	7,000	1	904	–	–	905
Translation adjustment	–	–	–	–	(659)	(659)
Net loss for the period	–	–	–	(8,692)	–	(8,692)

Balance - February 28, 2002	10,007,000	1,001	7,958	(8,692)	(659)	(392)
Translation adjustment	–	–	–	–	(137)	(137)
Net loss for the year	–	–	–	(2,636)	–	(2,636)

Balance – February 28, 2003	10,007,000	1,001	7,958	(11,328)	(796)	(3,165)
Translation Adjustment	–	–	–	–	(437)	(437)
Net loss for the year	–	–	–	(1,632)	–	(1,632)

Balance – February 29, 2004	10,007,000	1,001	7,958	(12,960)	(1,233)	(5,234)

Issuance of common stock for cash, July 2004	248,314	25	49,638	–	–	49,663
Issuance of common stock for professional services, July 2004	14,500	1	2,899	–	–	2,900
Translation adjustment	–	–	–	–	1,588	1,588
Net loss for the year	–	–	–	(43,968)	–	(43,968)

Balance – February 28, 2005	10,269,814	1,027	60,495	(56,928)	355	4,949

Issuance of common stock for professional services, July 2005	83,347	8	24,996	–	–	25,004
Translation adjustment	–	–	–	–	(887)	(887)
Net loss for the year	–	–	–	(67,691)	–	(67,691)

Balance – February 28, 2006	10,353,161	1,035	85,491	(124,619)	(532)	(38,625)

(The accompanying notes are an integral part of these consolidated financial statements)

F-4

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2007

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common	Stock	Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$

Balance – February 28, 2006	10,353,161	1,035	85,491	(124,619)	(532)	(38,625)

Issuance of common stock for professional services, March 2006	15,000	2	5,248	–	–	5,250

Issuance of common stock for debt settlement, April 2006	3,030	–	1,000	–	–	1,000

Issuance of common stock for management services, June 2006	20,000	2	4,998	–	–	5,000

Issuance of common stock for professional services, July 2006	13,200	1	12,011	–	–	12,012

Issuance of common stock for research and development, July 2006	4,000	–	1,880	–	–	1,880

Issuance of common stock for consulting services, July 2006	8,000	1	3,759	–	–	3,760

Issuance of common stock for consulting services, August 2006	4,200	–	1,974	–	–	1,974

Issuance of common stock for research and development, August 2006	3,350	–	1,508	–	–	1,508

Issuance of common stock for consulting services, August 2006	9,050	1	4,854	–	–	4,855

Issuance of common stock for management services, August 2006	2,200	–	1,364	–	–	1,364

Issuance of common stock for management services, August 2006	25,200	3	15,621	–	–	15,624

Issuance of common stock for management services, August 2006	5,785	1	3,701	–	–	3,702

Issuance of stock for consulting services, September 2006	–	–	2,464	–	–	2,464

Issuance of stock options for management services, September 2006	–	–	48,300	–	–	48,300

Issuance of common stock for web development services, September 2006	20,000	2	11,998	–	–	12,000

Issuance of common stock for capital equipment, September 2006	22,600	2	13,558	–	–	13,560

Issuance of common stock for research and development, September 2006	5,200	1	2,391	–	–	2,392

Issuance of common stock for promotional services, September 2006	30,000	3	6,297	–	–	6,300

Issuance of stock options for consulting services, October 2006	–	–	3,843	–	–	3,843

Issuance of stock options for directors’ fees, November 2006	–	–	38,200	–	–	38,200

Issuance of common stock for promotional services, November 2006	80,000	8	21,592	–	–	21,600

Issuance of common stock for research and development, December 2006	14,870	1	5,947	–	–	5,948
Translation adjustment	–	–	–	–	1,955	1,955
Net loss for the year	–	–	–	(417,133)	–	(417,133)

Balance – February 28, 2007	10,638,846	1,063	297,999	(541,752)	1,423	(241,267)

(The accompanying notes are an integral part of these consolidated financial statements)
		F-5

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2007

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common	Stock	Paid-in	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total
	#	$	$	$	$	$
Balance – February 28, 2007	10,638,846	1,063	297,999	(541,752)	1,423	(241,267)

Issuance of common stock for management services, April, 2007	150,000	15	22,485	–	–	22,500

Issuance of stock options for management services, March, 2007	–	–	18,270	–	–	18,270

Issuance of stock options for directors’ fees, May 2007	–	–	7,400	–	–	7,400

Issuance of common stock for consulting services, June 2007	32,031	3	7,365	–	–	7,368

Issuance of common stock for directors’ fees, July 2007	14,705	2	4,998	–	–	5,000

Issuance of common stock for directors’ fees, September 2007	19,047	2	1,998	–	–	2,000
Foreign currency translation	–	–	–	–	1,679	1,679
Net loss for the period	–	–	–	(269,718)	–	(269,718)

Balance – November 30, 2007 (Unaudited)	10,854,629	1,085	360,515	(811,470)	3,102	(446,768)

     (The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)

			Accumulated
			From
	For the	For the	June 4, 2001
	Nine Month	Nine Month	(Date of
	Period Ended	Period Ended	Inception)
	November 30,	November 30,	to November 30,
	2007	2006	2007

Operating Activities
	$
Net loss for the period	(269,718)	$ (292,073) $	(811,470)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	27,676	9,145	45,410
Shares issued for services	36,868	94,221	164,941
Stock options issued in exchange for
services	25,670	55,516	118,477
Change in operating assets and liabilities
Prepaid expenses and other	(9,651)	(32,007)	(38,704)
Accounts payable and accrued expenses	7,127	29,048	64,656
Accrued interest due to stockholder	24,923	15,319	51,544
Deposit	–	(10,000)	–
Net Cash Used In Operating Activities	(157,105)	(130,831)	(405,146)
Investing Activities
Purchase of music rights	–	(3)	(291)
Purchase of office equipment	–	(1,279)	(14,794)
Web site development costs	(1,800)	(17,328)	(11,479)
Investment	–	–	(10,000)
Net Cash Flows Used In Investing Activities	(1,800)	(18,610)	(36,564)
Financing Activities
Advances from (repayments to) stockholder	168,372	144,451	393,130
Proceeds from issuance of common stock	–	5,000	63,622
Net Cash Flows Provided By Financing Activities	168,372	149,451	456,752
Foreign exchange effect on cash	1.679	(239)	3,078
Increase (Decrease) in Cash	11,146	(229)	18,120
Cash - Beginning of Period	6,974	1,559	–

(The accompanying notes are an integral part of these consolidated financial statements)

Cash - End of Period	$ 18,120	$ 1,330	$ 18,120

Non-cash Investing and Financing Activities

Common stock issued for property and equipment	$ –	$ 13,560	$ 13,560
Common stock issued for debt settlement	–	1,000	1,000

Supplemental Disclosures

Interest paid	$ –	$ –	$ 1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

1. The Company and Summary of Significant Accounting Policies

The Company

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004 and has begun to realize nominal revenues from its website, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporation in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online. The Company also had an 83% equity interest in Buzz Tub Media Inc., which was incorporated under the laws of the State of Nevada on March 8, 2007. The Company sold its interest in Buzz Tub on October 4, 2007. (See Note 4)

Principles of Consolidation

The accompanying consolidated financial statements are stated in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings, Inc., and Charity Tunes, Inc. All inter-company accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $811,470 at November 30, 2007, and has used cash of $405,146 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A company controlled by the Company's major stockholder and CFO has agreed to make loans to the Company ($393,130 has been drawn through November 30, 2007) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

(The accompanying notes are an integral part of these consolidated financial statements)

1. The Company and Summary of Significant Accounting Policies (Continued)

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

Effective March 1, 2006, the beginning of the Company’s first fiscal quarter of fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had no employee share based compensation issued and outstanding at November 30, 2007.

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

2. Investment

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc to obtain the rights to sell over 1,000,000 songs and ring tones. The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs (at $0.10 per song). The Company has the right to pay an additional $90,000 for the remaining 900,000 songs, which it is not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60 and 70% of the sale price.

(The accompanying notes are an integral part of these consolidated financial statements)

3. Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value

Computer Equipment	$ 16,745	$ 5,799	$ 10,946
Website Development Costs	74,525	39,769	34,756
	$ 91,270	$ 45,568	$ 45,702

4.	Acquisition and sale of Buzz Tub Media Inc.

	a)	On March 10, 2007, the Company acquired 29,000,000 shares of common stock of Buzz Tub Media Inc. (“Buzz Tub”) from a director in consideration for $290, representing approximately 80% of the outstanding capital stock of Buzz Tub.

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

	b)	On October 4, 2007, the Company entered into a share purchase agreement with the President of the Company to sell 30,000,000 shares of common stock of Buzz Tub for an aggregate purchase price of US$300. The Company had advanced $175 to Buzz Tub during the nine-month period ended November 30, 2007. Upon the sale of its equity interest in Buzz Tub, this amount was forgiven and accordingly, the Company recognized a loss on sale of subsidiary of ($175).

5.	Advances from related party and related party transactions

During the period ended November 30, 2007, directors of the Company received $47,700 in management fees pursuant to management agreements, and the Company has paid $19,272 in director’s fees to a director of the Company. The Company has also prepaid $15,600 in management fees to a director and $4,000 in director’s fees to a director of the Company.

6.	Common Stock

On June 15, 2007, the Company issued 32,031 shares of common stock with a fair value of $0.23 per share in consideration for consulting services provided in the amount of $7,368.

On July 16, 2007, the Company issued 14,705 shares of common stock with a fair value of $0.34 per share in consideration for director services provided in the amount of $5,000.

On September 5, 2007, the Company issued 19,047 shares of common stock with a fair value of $0.105 per share in consideration for director services provided in the amount of $2,000.

(The accompanying notes are an integral part of these consolidated financial statements)

7. Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise
$ 0.80	10,000.81		$ 0.80	10,000	$ 0.80
$ 1.00	100,000.81		$ 1.00	100,000	$ 1.00
$ 1.50	100,000.81		$ 1.50	100,000	$ 1.50
$ 0.26	15,000.84		$ 0.26	15,000	$ 0.26
$ 0.30	100,000.92		$ 0.30	100,000	$ 0.30
$ 2.50	100,000	1.35	$ 2.50	100,000	$ 2.50
$ 0.16	50,000	1.42	$ 0.16	50,000	$ 0.16
	475,000	1.01	$ 1.16	475,000	$ 1.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance at June 4, 2001 (date of	–	$–
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at February 28, 2006	–	$–
Granted	10,000	0.80
Granted	100,000	1.00
Granted	100,000	1.50
Granted	15,000	0.26
Granted	100,000	0.30
Exercised	–	–
Cancelled or expired	–	–
Outstanding at February 28, 2007	325,000	$0.77
Granted	100,000	2.50
Granted	50,000	0.16
Outstanding at November 30, 2007	475,000	$1.16

In March 2007, the Company granted an aggregate of 100,000 stock options to a director in exchange for management services rendered. The estimated value of the stock options vested during the period ended November 30, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 259%. Compensation expense of $18,270 was charged to operations during the nine-month period ended November 30, 2007.

In May 2007, the Company granted an aggregate of 50,000 stock options to a director in exchange for services rendered. The estimated value of the stock options vested during the period ended November 30, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.875%, a dividend yield of 0% and volatility of 259%. Compensation expense of $7,400 was charged to operations during the nine-month period ended November 30, 2007.

(The accompanying notes are an integral part of these consolidated financial statements)

8.	Commitments

	a)	On July 10, 2007, the Company entered into a consulting agreement (the “Agreement”) with Velocity Communications Ltd. (“Velocity”). Pursuant to the Agreement, Velocity will create and implement a comprehensive investor and public relations strategy for the Company for the North American market. The term of the Agreement is for 12 months. In consideration for Velocity’s services, the Company will compensate Velocity with 10,000 restricted common shares per month during the term of the Agreement, payable in advance. The Company will also pay to Velocity a flat fee of $1,500 per month to cover all expenses. If the Agreement is terminated by either of the parties, any compensation paid to Velocity and not accrued at the time of termination will be refundable to the Company. At November 30, 2007, Velocity has not provided any services to the Company. The Company has not issued any shares or made any cash payments to Velocity as the commencement date of the agreement is delayed indefinitely.

b) On October 10, 2007, the Company entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby the Company agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 per track and CDN$1.08 per album download from the Company’s Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from the Company’s Charity Tunes website in the United States.

	c)	Pursuant to a management agreement, the Company is obligated to issue 50,000 stock options to a director in exchange for services rendered each quarter. At November 30, 2007, the Company recorded a fair value of $9,827 and $5,161 for the second and third quarters, respectively. This amount was charged to director fees and is included in note payable to stockholder since the options have not been issued yet.

9.	New Accounting Pronouncements

There are no new accounting pronouncements that have been issued but that are not yet effective, that are expected to have a material impact on the Company’s consolidated financial statements.

10.	Subsequent Event

a)	On January 3, 2008, the Company through its wholly owned subsidiary Charity Tunes Inc., entered into an Agency and Promotion agreement (the “Agreement”) with World Wildlife Fund Canada (“WWF-Canada”) to raise money and awareness of WWF-Canada’s cause through the participation in promotional programs with Charity Tunes. The term of the agreement is one year, extended from year to year with a termination notice of 30 days prior to the end of a term by either party.

The Company will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold in its website for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

b)	On August 31, 2004, the Company entered into an agreement with its current director and chief executive officer, Penny Green, and Bacchus Entertainment Ltd., a company 100% owned by Penny Green, whereby the net amount of monies borrowed by the Company from Penny Green or Bacchus Entertainment would all convert to a loan payable by the Company to Bacchus Entertainment and that Bacchus Entertainment would make further loans to the Company from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007 the loan agreement was again amended so that additional amounts loaned to the Company by Penny Green or Bacchus Entertainment would be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007 this agreement was further amended to extend the payment period to January 1, 2008. On January 1, 2008, this agreement was further amended to waive the January 1, 2008 payment deadline and to make the payment due upon demand.

(The accompanying notes are an integral part of these consolidated financial statements)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2006, FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2006, AND FOR THE PERIOD FROM JUNE 4, 2001 (DATE OF INCEPTION) TO NOVEMBER 30, 2007.

Revenues:

During the three months ended November 30, 2007, we realized total revenue of $171 compared to $137 in revenue for the three months ended November 30, 2006 and we incurred a net loss for the three months ended November 30, 2007 of ($71,840) compared to a net loss of ($195,643) for the same period in 2006. During the nine months ended November 30, 2007, we realized total revenue of $645 compared to $321 in revenue for the nine months ended November 30, 2006 and we incurred a net loss for the nine months ended November 30, 2007 of ($269,718) compared to a net loss of ($292,073) for the same period in 2006. The decrease in net loss for 2007 in spite of our revenues remaining constant was as a result of our capitalization of research and development costs during the fiscal year, causing those expenses to appear as an asset rather than as expenses on our consolidated financial statements.

From June 4, 2001 (date of inception) to November 30, 2007, we have accumulated total expenses of $809,509 and net loss of ($811,470). Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation.

Expenses:

The major components of our expenses for the six months ended November 30, 2007 are management fees, director’s fees, interest expense, marketing, and general administrative expenses which include telephone fees, couriers, postage, and corporate fees including corporate expenses, software development and office supplies.

Our management fees for the three months ended November 30, 2007 were $15,900 compared to $23,360 for the same period ended November 30, 2006. Our management fees for the nine months ended November 30, 2007 were $47,700 compared to $38,545 for the same period ended November 30, 2006. Our total accumulated management fees from June 4, 2001 (date of inception) to November 30, 2007 are $110,881.

Our director’s fees for the three months ended November 30, 2007 were $22,988 compared to $6,000 for the same period ended November 30, 2006. Our director’s fees for the nine months ended November 30, 2007 were $34,260 compared to $6,000 for the same period ended November 30, 2006. Our total accumulated director’s fees from June 4, 2001 (date of inception) to November 30, 2007 are $41,291.

Our interest expense for the three months ended November 30, 2007 was $9,265 compared to $8,995 for the same period ended November 30, 2006. Our interest expense for the nine months ended November 30, 2007 was $24,904 compared to $14,278 for the same period ended November 30, 2006. Our total accumulated interest expense from June 4, 2001 (date of inception) to November 30, 2007 is $52,497.

Our marketing expense for the three months ended November 30, 2007 was $7,639 compared to $0 for the same period ended November 30, 2006. Our marketing expense for the nine months ended November 30, 2007 was $12,171 compared to $0 for the same period ended November 30, 2006. Our total accumulated marketing expense from June 4, 2001 (date of inception) to November 30, 2007 is $20,348.

Our general and administrative expenses for the three months ended November 30, 2007 are $15,366 compared to $59,522 for the three months ended November 30, 2006. This decrease in general and administrative expenses is mainly the result of decreased software development costs. Our general and administrative expenses for the nine months ended November 30, 2007 are $74,797 compared to $84,902 for the nine months ended November 30, 2006. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to November 30, 2007 are $214,091.

Our research and development costs for the three months ended November 30, 2007 were $0 compared to $35,191 for the same period ended November 30, 2006. For the nine month period ended November 30, 2007 our research and development costs were $30,273 compared to $49,557 for the same period ended November 30, 2006. The decrease in our research and development costs is due to the fact that we have capitalized those costs because development work on our website, www.charitytunes.com, is complete. Therefore, any amounts we have spent on research and development during the three month ended November 31, 2007 appear as an asset rather than as expenses on our consolidated financial statements. Our accumulated research and development costs from June 4, 2001 (date of inception) to August 31, 2007 are $107,188.

Our professional fees for the three months ended November 30, 2007 were $183 compared to $6,550 for the same period ended November 30, 2006.For the nine months ended November 30, 2007 our professional fees were $19,193 compared to $42,530 for the same period ended November 30, 2006. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to August 31, 2007 are $144,736.

We issued share based compensation of $0 during the three months ended November 30, 2007 compared to $55,516 for same period ended November 30, 2006. During the nine months ended November 30, 2007, we issued stock based compensation of $25,670 compared to $55,516 for the same period ended November 30, 2006. From June 4, 2001 (date of inception) to August 31, 2007 we issued $118,477 in stock based compensation. The decrease in stock based compensation during our past quarterly period is the result of decreased activities and the corresponding issuance of stock as payment for consulting services, promotional services, research & development services, and for capital equipment.

Net Losses:

Our Net loss for the three months ended November 30, 2007 was ($71,840) and our loss per share was ($0.01) compared to a net loss of ($195,643) and loss per share of ($0.02) for the same period in 2006. Our Net loss for the nine months ended November 30, 2007 was ($269,718) and our loss per share was ($0.02) compared to a net loss of ($292,073) and loss per share of $(0.03) for the same period in 2006. The decrease in net loss for 2007 was as a result of our capitalization of research and development costs during the fiscal year, causing those expenses to appear as an asset rather than as expenses on our consolidated financial statements. Our net loss from June 4, 2001 (date of inception) to November 30, 2007 is ($811,470).

Liquidity and Capital Resources:

As of November 30, 2007, we had cash of $18,120. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of ($811,295) from inception on June 4, 2001 through August 31, 2007, and the ($175) loss we incurred on the sale of our subsidiary, Buzz Tub Media Inc., we generated a net deficit accumulated during the development stage of ($811,470). We met our cash requirements during the development stage through the receipt of $393,130 advanced by Bacchus Entertainment Ltd. (“Bacchus Entertainment”), a company 100% owned by Penny Green, our Director and Chief Financial Officer, as well as $63,622 received in exchange for the sales of our common stock in private placements. Of the $393,130 advanced to us by Bacchus Entertainment, $168,372 was advanced to us during the nine months ended November 30, 2007. We have generated nominal revenues in this period, and realized a negative cash flow from operations of ($157,105) for the nine months ended November 30, 2007 compared to a negative cash flow from operations of ($130,831) for the same period in 2006. From June 4, 2001 (date of inception) to August 31, 2007, we have realized a negative cash flow from operations of ($405,146). We have achieved liquidity from June 4, 2001 (date of inception) to November 30, 2007 principally from $393,130 advanced by Bacchus Entertainment.

On August 31, 2004, Penny Green and Bacchus Entertainment entered into an agreement with us whereby the net amount of monies borrowed by us from Penny Green and Bacchus Entertainment would all convert to a loan owed by us to Bacchus and that Bacchus would make further loans to us from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007 the loan agreement was again amended so that additional amounts loaned to us by Penny Green or Bacchus Entertainment will be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007 this agreement was further amended to extend the payment period to January 1, 2008. On January 1, 2008, this agreement was further amended to waive the January 1, 2008 payment deadline and to make the payment due upon demand.

Our losses for the nine months ended November 30, 2007 were ($269,718) or ($29,968) per month compared to ($292,073) or ($32,452) per month for the same period 2006. We estimate that our expenses over the next 12 months (beginning December 2007) will be approximately as follows:

	Target completion date	Our approximate
	or, if
What we must do and how we will do it	not known, number of	cost
	months
	to complete	to complete (US$)

Implement PIN program	March 1, 2008	$15,000
Development of various added features for charitytunes.com websites	March 1, 2008 $	$10,000
Launch party	May 1, 2008 $	$20,000
Integrate 100,000 tv programs and movies into database	24 months $	$25,000
Implement sale of ringtones through mobile carriers	June 1, 2007 $	$15,000
Hardware purchases for digital storage	February, 2007 $	$20,000
Launch foreign language websites (Indian, Chinese, German, Spanish, French)	12 months $	$75,000
Completion of more FanPro™ marketing tools	12 months $	$40,000
Royalty advances delivery costs, music	12 months $	$100,000
Royalty advances & delivery costs, movies	12 months $	$100,000
Celebrity spokesperson / ambassadors	12 months $	$60,000
Radio/print/TV marketing budget	12 months $	$300,000
Tradeshow budget	12 months $	$50,000
Online search optimization	12 months $	$10,000
Publicist	12 months $	$50,000
Promotional merchandise	12 months $	$10,000
Sound Revolution record label	12 months $	$60,000
Travel	12 months $	$20,000
Legal and Accounting	12 months $	$45,000
Management/ Director Fees	12 months $	$205,000
Corporate Communications and Investor Relations	12 months $	$500,000
General Administration and working capital	12 months $	$270,000
Total		$ 2,000,000

As of November 30, 2007, we had cash of $18,120 and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and Directors through private placements. We intend to seek additional financing of approximately $2,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

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

At January 10, 2008, the effective date of the agreement with Velocity has been delayed indefinitely by the parties. Velocity has not provided any services to us and we have not issued any shares or made any cash payments to Velocity pursuant to the agreement.

On October 10, 2007, we entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby we agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 (approximately USD$0.09) per track and CDN$1.08 (approximately USD$1.08) per album download from our Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from our Charity Tunes website in the United States. The amendment agreement also updates Puretrack’s standard service level commitments of to us. The amendment agreement amends the webservice agreement between us and Puretracks dated December 7, 2007 and filed by us in as exhibit 10.6 of our report on form 10-KSB filed on June 13, 2007.

Plan of Operation for the 12 Months ending November 30, 2008

Our plan is to build content for our website www.charitytunes.com and build alliances to increase traffic to our site. We intend to hire several business development consultants to assist us in marketing charitytunes.com, as well as assist Sound Revolution and Charity Tunes in making alliances with music rights owners, charities and marketing partners. If we are successful in hiring several consultants, we may require larger offices, which could increase our monthly administration costs significantly. We also plan to devote some resources to building our FanPro™ email management software in 2008 if we are successful in raising additional capital.

Research and Development

During the three months ended November 30, 2007, we incurred $0 in expenses related to research and development. We anticipate that we will spend approximately $115,000 relating to product research and development over the next 12 months, which amount includes the estimated cost of upgrading our www.charitytunes.com platform, developing our FanPro™ software, and the cost of integrating newly acquired content to www.charitytunes.com. However, this estimate does not include direct marketing and publicity expenses or costs associated incurred from the acquisition and licensing of content.

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

Subsequent Events

On January 1, 2008, the Company entered into an Amendment to Loan Agreement with our director and Chief financial Officer, Penny Green, and Bacchus Entertainment Ltd., a company 100% owned by Penny Green. The agreement amends the loan agreement between the parties dated August 31, 2004 as amended on November 30, 2004, on January 1, 2007 and on June 30, 2007. The amendment agreement, waives the January 1, 2008 payment deadline for amounts advanced to the Company pursuant to the loan agreement and makes those amounts payable upon demand by Bacchus Entertainment.

On January 3, 2008, through our wholly owned subsidiary Charity Tunes Inc., we entered into an Agency and Promotion agreement with World Wildlife Fund Canada (“WWF-Canada”) to raise money and awareness of WWF-Canada’s cause through the participation in promotional programs with Charity Tunes. The term of the agreement is one year, extended from year to year with a termination notice of 30 days prior to the end of a term by either party.

We will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold in our websites for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

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

There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. The following are what management considers being the Sound Revolution’s critical accounting policies.

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

Known Material Trends and Uncertainties

As of November 30, 2007 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

During the three months period ended November 30, 2007, we paid $15,900 to our directors in management fees pursuant to management agreements, and we have paid $22,988 in director’s fees to one of our directors. We have also prepaid $15,600 in management fees to a director and $4,000 in director’s fees to a director of the Company.

Pursuant to a management agreement, we are obligated to issue 50,000 stock options to a director in exchange for services rendered each quarter. At November 30, 2007, we recorded a fair value of $9,827 and $5,161 for the second and third quarters, respectively. This amount was charged to director fees and is included in note payable to stockholder since the options have not been issued yet.

On October 1, 2007, we acquired 1,000,000 shares of common stock of Buzz Tub Media Inc. (“Buzz Tub”) from Penny Green, our director and chief financial officer, in consideration for $10, representing approximately 3% of the outstanding capital stock of Buzz Tub. Previously, on March 10, 2007, we acquired 29,000,000 shares of common stock of Buzz Tub from Ms. Green, in consideration for $290, representing approximately 80% of the outstanding capital stock of Buzz Tub.

On October 4, 2007, we entered into a share purchase agreement with Robin Ram, our director, President, and Chief Executive Officer to sell 30,000,000 shares of common stock of Buzz Tub for an aggregate purchase price of $300. We have advanced $175 to Buzz Tub during the nine-month period ended November 30, 2007. Upon the sale of our equity interest in Buzz Tub, this amount was forgiven and accordingly, we recognized a loss on sale of subsidiary of ($175).

On January 1, 2008, the Company entered into an Amendment to Loan Agreement with our director and Chief financial Officer, Penny Green, and Bacchus Entertainment Ltd., a company 100% owned by Penny Green. The agreement amends the loan agreement between the parties dated August 31, 2004 as amended on November 30, 2004, on January 1, 2007 and on June 30, 2007. The amendment agreement, waives the January 1, 2008 payment deadline for amounts advanced to the Company pursuant to the loan agreement and makes those amounts payable upon demand by Bacchus Entertainment.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. During the quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities:

On October 4, 2007, the Company entered into a share purchase agreement with the President of the Company, Robin Ram, to sell 30,000,000 shares of common stock of Buzz Tub Media Inc. for an aggregate purchase price of US$300.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(10) Material Contracts

10.1	Affiliate Stock Purchase Agreement between Penny Green and Sound Revolution Inc., dated October 1, 2007 (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-QSB filed October 22, 2007)
10.2	Share Purchase Agreement between Robin Ram and Sound Revolution Inc., dated October 4, 2007 (incorporated by reference as Exhibit Number 10.3 of our Report on Form 10-QSB filed October 22, 2007)
10.3	Amendment to Agreement between PureTracks Inc. and Sound Revolution Inc., executed October 10, 2007.
10.4	Agency and Promotion agreement with World Wildlife Fund Canada dated January 3, 2008 (incorporated by reference as Exhibit Number 10.1 of our Report on Form 8-K filed January 8, 2007)
10.5	Amendment to Loan Agreement dated January 1, 2008 between Sound Revolution Inc., Penny Green, and Bacchus Entertainment Ltd.
10.6	Loan Agreement with Bacchus Entertainment Ltd. and Penny Green (incorporated by reference as Exhibit Number 10.5 of our Prospectus on Form SB-2 filed December 8, 2004)
10.7	Amendment to Loan Agreement with Bacchus Entertainment Ltd. dated November 30, 2005 (incorporated by reference as Exhibit Number 10.2 of our Report on Form 10-QSB filed January 14, 2005)
10.8	Amendment to Loan Agreement with Bacchus Entertainment dated January 1, 2007 (incorporated by reference as Exhibit Number 10.9 of our Report on Form 10-KSB filed June 13, 2007)
10.9	Amendment to Loan Agreement with Bacchus Entertainment dated June 30, 2007.
Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2008	SOUND REVOLUTION INC.
(Registrant)

By: /s/ Robin Ram
Robin Ram, President
Chief Executive Officer