Form 10KSB
period 2008-02-29
Sound Revolution Inc.
filed 2008-06-04
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number: 333 - 118398

SOUND REVOLUTION INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

3281 Chartwell Green
Coquitlam, British Columbia	V5Y 1T3
Canada V3E 3M9	(Zip Code)

Issuer's telephone number 604.376.0396

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $760

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 20, 2008, was approximately $83,699.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,854,629 common shares outstanding as of May 20, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, and “Sound Revolution” mean Sound Revolution Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Item 1. Description of Business.

Corporate History

Sound Revolution Inc. was incorporated on June 4, 2001 under the laws of the State of Delaware. Our principal offices are located at 3281 Chartwell Green, Coquitlam, British Columbia, Canada V3E 3M9, and our telephone number is (604) 376-0396. We have two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc. (“Charity Tunes”), which was incorporated in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of music online.

Business Development

We have only recently begun our current operations and we have a limited history of revenues and significant operational losses to date as well as an accumulated shareholder deficit. For the year ended February 29, 2008, we had revenues of $760, a net loss of $231,796 and an accumulated deficit of $772,125.

Since our inception on June 4, 2001, we have been developing products, services and internet utilities that we can market and sell and that are related to the digital distribution of music and other entertainment media.

On March 30, 2007 Penny Green resigned her position as President and Chief Executive Officer of Sound Revolution. Ms. Green continued as our Director, Treasurer, Secretary, Chairman, and Chief Financial Officer.

On March 30, 2007 Robin Ram was appointed by our Board of Directors to the position of President and Chief Executive Officer of Sound Revolution. Contemporaneously, he resigned as our Chief Operating Officer and Chief Marketing Officer.

On January 3, 2008, our wholly owned subsidiary Charity Tunes entered into an Agency and Promotion Agreement with World Wildlife Fund Canada (“WWF-Canada”) in order to raise funding and awareness to WWF-Canada cause through the participation in promotion programs with Charity Tunes.

On April 7, 2008 Garry Newman resigned as our director and was appointed as a Director of Charity Tunes Inc. On April 5, 2008 Susanne Milka resigned as our Director.

Once we begin generating significant revenues from the sale of music through www.charitytunes.com, we anticipate expanding our operations to include the distribution of other electronic content, such as movies and books. Including other media in addition to music will allow us to maximize the utility of our existing infrastructure.

Our Products and Services

Fanpro™

Sound Revolution is in the early stages of developing email management software that will enable musicians to maintain a database of fans (potential customers) through an email contact management system. The software we are designing will enable musicians to sell digital music and other products to their customers using email and the Internet. Depending on the needs of the potential client, the software will also allow Sound Revolution to create custom cross-media campaigns. A key feature of FanPro™ is that it will link artists directly to the consumer through our proprietary content management system. The system will allow clients the ability to manage their own campaign tools and check the status of marketing efforts, as well as to sell digital content directly to their fans.

We expect that the software will include the following primary features:

  Identification and maintenance of fans through an online database
  Database to store specific information relating to fans
  Set functions to enable the distribution of promotions and news to selected fans
  Automatic pop ups from a musician’s website to collect fan information
  Online fan membership sign up connected to a database
  Templates for promotions such as pre-releasing new songs for a fee to fans and advertising live events
  Collection of annual fan membership fees

Our intention is to build the core software by hiring programmers as independent contractors to develop the software according to our specifications and to add special features through the acquisition or licensing of developed software components. Once the software is complete, we intend to generate revenues by licensing the software to musicians, record labels and musician managers. Also, we intend to build a database of music fans through the musicians and record labels that use our software and to generate revenues by sending paid promotional advertisements to this database of music fans.

Charitytunes.com

Through our wholly owned subsidiary Charity Tunes Inc. we have developed a website, www.charitytunes.com, that sells digital music downloads over the Internet and allows customers to choose from a selection of charities that receive a percentage of the purchase price of the songs being purchased.

Technology Agreements

On May 3, 2005 our subsidiary, Sound Revolution Recordings Inc. (“SR Recordings”) entered into an agreement with Gravit-e Technologies Inc. (“Gravit-e”) regarding the development of Sound Revolution’s www.charitytunes.com website, including custom development, standard application hosting and necessary hardware purchases (the “Development Agreement”). The total cost for the site was approximately $8,397, all of which has been paid. We retain exclusive ownership and copyright in the source code for any applications or modules which are entirely custom-developed for us by Gravit-e.

The Development Agreement required that the website be developed to ensure that www.charitytunes.com provides a portal to information on the artists featured on the site. The site allows for partial proceeds from each sale to be donated to charitable causes. The site has artist and charity databases, which can be accessed by both charities and music-content owners to allow them to view directly information relating to sales and site traffic. The Development Agreement also required development by Gravit-e of a Charity Tunes engine which allows users to log in and listen to previews of songs, purchase songs in customized combinations or pre-set packages, purchase monthly subscriptions to songs, make gift purchases, and rate and post reviews on songs. The functions enabling site visitors to listen to previews and purchase songs in customized combinations were completed by June 12, 2006. Other functions of the site include tracking and reporting technology for artists and charities as well as mailing list sign-up and email broadcast capabilities.

On October 20, 2006 we entered into a Microsoft Windows Media Manager 10.1 Software Development Kit License Agreement with Microsoft Corporation whereby we acquired the rights to use the DRM technology. The term of our agreement with Microsoft is 3 years and royalty free.

Music Licensing Agreements

We have acquired the rights to an extensive collection of digital music and are continuously expanding our library of available songs. On January 11, 2005 Sound Revolution’s wholly owned subsidiary, SR Recordings Inc. entered into an agreement with David Hersk d.b.a. Hersk & Associates to acquire certain distribution rights to a library of approximately 6,664 sound recordings. For a period of six years from the date of the agreement, SR Recordings has the right to stream the songs from its websites, and to sell them through web sites, in-store kiosks, portable music players, mobile phones, personal digital assistants, wireless applications and other Internet enabled devices, as well as compilation CDs containing songs pre-determined by SR Recordings or as a customizable compilation. Under the agreement, SR Recordings is entitled to select the price customers must pay to download the songs, and after accounting for expenses and promotional costs, including any donations to charities or non-profit organizations, the remainder of the purchase price shall be split 50/50 between SR Recordings and Hersk & Associates. The library consists of 6,664 songs in a wide variety of genres, including Children’s, Classical, Country, Big Band, Dance Music, Easy Listening, Holiday Favorites, Inspirational, Jazz, Rock, Pop, Specialty, Stage and Screen and World Music. Hersk & Associates is obligated to deliver to SR Recordings masters to all of the licensed songs in MP3 format. SR Recordings is obligated to pay a total of $5,000 as a royalty advance for the distribution rights, $2,800 which was paid in January 2005 and the balance of which was paid in July 2005.

On September 11, 2006 we entered into an agreement with Sound Ideas Inc. (“Sound Ideas”) to license 70,000 ringtones from the Sound Ideas catalog. We paid Sound Ideas a one-time recoupable advance of approximately $170, and will pay a royalty of 15% of all proceeds from net sales of the ringtones received by us, and approximately $0.10 per download of additional ringtones provided through Sound Ideas’ ringtone subscription service. The agreement with Sound Ideas is part of our strategy to build unique and interesting content so that its retail sites can compete with other online music retailers and so that its digital content offering will interest white label partners and affiliates. The agreement is for an unspecified term and may be terminated by either party by giving 60 days notice to the other.

On September 21, 2006 we entered into agreement with CD Baby Inc. (“CD Baby”) to acquire the rights to a library of over 1,000,000 independent songs and ringtones. The term of the CD Baby agreement is one year and will renew automatically for successive periods of one year. The agreement may be terminated by either party with 30 days notice prior to commencement of any additional year.On October 19, 2006 we entered into a Digital Rights License Agreement with Dominion Entertainment (“Dominion”) to license approximately 400 albums from the Dominion catalog. Dominion is the parent company of K-Tel International Inc., which markets and sells pre-recorded music and video products to wholesalers, retailers and mass merchandisers. The term of the Dominion agreement is for two years, during which we will pay Dominion $0.65 per single track and $6.00 per licensed album sold by Sound Revolution.

On November 27, 2006 we entered into an agreement with Warner Music Canada Inc. (“Warner”) to license the right to sell Warner’s music catalog on www.charitytunes.com. We will compensate Warner per song sold at rates specified by Warner in advance. The term of the Warner agreement is one year and will renew automatically for successive periods of three months. The agreement may be terminated by either party with 30 days notice prior to commencement of any extension of the term.

On December 7, 2006 we entered into a webservice agreement with Puretracks Inc. (“Puretracks”). The Puretracks agreement gives us the right to distribute approximately 1.9 million songs from the Puretracks library throughout North America. The term of the agreement is 5 years and is renewable for an additional period of one year. We paid Puretracks a one-time set up fee of $4,700, plus $250 for every 12 new audio tracks acquired by Puretracks at our request, and $0.08 per download, net of applicable taxes.

Charity Promotion Agreements

On September 22, 2006, our subsidiary Charity Tunes, entered into an Agency and Promotion Agreement with the Canadian Red Cross (“Red Cross”) whereby the Red Cross will participate in promotional programs with Charity Tunes. The initial term of the Agreement is one year and will renew from year to year unless one party gives notices of termination to the other at least 30 days prior to the end of the current term. The Agreement obligates the Red Cross to work on at least 3 major promotional campaigns per year designed to increase visits and sales at the www.charitytunes.com website and to raise money and awareness for the Red Cross. Charity Tunes will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on its website for which purchasers select Red Cross as the recipient of the donation. Donations collected will be forwarded to Red Cross every calendar quarter if donations owed by Charity Tunes are at least $100. In the event that less than $100 is owed, the amount will carry over until the next calendar quarter until the amount of donations collected exceeds $100. In any event, Charity Tunes will pay Red Cross any amounts collected on their behalf at least annually.

On October 6, 2006, Charity Tunes entered into an Agency and Promotion Agreement with War Child Canada (“War Child”) to raise money and awareness for War Child’s cause through participation in promotional programs with Charity Tunes. Charity Tunes will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on its websites for which purchasers select War Child as the recipient of the donation. In addition, War Child has authorized Charity Tunes to collect donations on its behalf, for which Charity Tunes will charge a 6% service fee. The initial term of the agreement is for one year. Thereafter, the term shall extend from year to year unless one party gives the other party notice of termination no later than 30 days prior to the end of the current term. The agreement contains a clause that the parties shall work together on at least 1 major promotional campaign a year designed to increase visits and sales at the www.charitytunes.com website and to raise money and awareness for War Child.

Also on October 20, 2006 Charity Tunes Inc. entered into an Agency and Promotion Agreement with Big Brothers Big Sisters to raise money and awareness of Big Brothers Big Sisters’ cause through the participation in promotional programs with Charity Tunes. The initial term of the Agreement is for one year. Thereafter, the term shall extend from year to year unless one party gives the other party notice of termination no later than 30 days prior to the end of the current term. The agreement contains a clause that the parties shall work together on at least 3 major promotional campaigns a year designed to increase visits and sales at www.charitytunes.com and to raise money and awareness for Big Brothers Big Sisters. Charity Tunes will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on its website for which purchasers select Big Brothers Big Sisters as the recipient of the donation. Donations collected will be forwarded to Big Brothers Big Sisters every calendar quarter if donations owed by Charity Tunes are at least $100. In the event that less than $100 is owed, the amount will carry over until the next calendar quarter until the amount of donations collected exceeds $100. In any event, Charity Tunes will pay Big Brothers Big Sisters any amounts collected on their behalf at least annually.

Our Distribution Methods

Our subsidiary, Charity Tunes distributes our digital music through an online electronic content delivery and management platform developed by us. We own the copyright in the delivery platform but it incorporates customary software owned by third parties, such as Microsoft’s DRM. Our delivery platform has the capacity to handle millions of products, as well as to collect, organize and report information for accounting, marketing and promotional purposes. Some of the key features of the technology are:

  Web service application programming interface (“API”) to facilitate the seamless integration of songs with third party web sites
  Gift functionality
  Affiliate royalty amounts capable of being defined on a per-product basis
  Automated sales reports to keep track of affiliate commissions
  Logins for charities and record labels (or other content owners) to track hits, views, preview plays, sales and donations
  Automated generation of a variety of “top 10” style lists for songs or other products
  Ability to sell digital content a la carte or in pre-set packages (in development)
  Embedded Flash music player allowing users to preview songs without an external player
  Scalable to millions of products, charities and other affiliates
  Automated content updates and user-friendly content management system
  Customizable search features linked to a content management database (available with or without content)
  Customizable support for co-branding, localized and white-labeled sites with a shared product database

New Products and Services

We have no new products or services planned.

General

Subsidiaries

We currently have two wholly owned subsidiaries: Sound Revolution Recordings Inc., a company incorporated in British Columbia for the purposes of carrying on business in British Columbia; and Charity Tunes Inc, a company incorporated in Delaware for the purpose of distributing music and other media online.

Intellectual Property

We own the copyright in the websites www.soundrevolution.net and www.charitytunes.com. We also own all the copyright in our logos for both Sound Revolution and Charity Tunes.

Competition

We currently have no share in the market for digital distribution, online music sales, or in any of our planned online music services. Our digital music sales business faces competition from traditional retail music distributors such as Virgin Megastore as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order record clubs, independent operators and online physical retail music distributors, many of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc.; Apple Computer's iTunes Music Store; Buy.com, Inc.; MusicNet, a joint venture between, among others, AOL Time Warner and RealNetworks, Inc.; MusicMatch; and other online efforts, including those of leading media companies. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo! and MSN as well as internet retailers such as Amazon.com, Bestbuy.com, Barnes & Noble, Virgin and Walmart.com.

Many of our competitors have significantly more resources than we do, including access to digital music rights, and some of our competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors may be able to offer goods and services at a lower price than we can. In addition, competing services may be able to obtain greater or better music content or may be able to license digital music on more favorable terms than we can, which could harm the ability of our online music services to compete effectively in the marketplace.

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

We believe that consumers in the 35+ age group would be interested in a website which would allow them to buy music and at the same time benefit a charity or cause of their choice. We also believe that the 35+ age group is less likely to use file sharing services because they may be less comfortable with technology, and more likely to respect copyright laws. Accordingly, we will focus the marketing efforts for our charity music website to a significant degree on these older consumers. To do so we must recruit the best of those established and highly visible artists and charities with whom this demographic identifies. Our continued ability to recruit such recording artists and charities and effectively market our services to this audience will certainly play an important role in our success as a company.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children’s privacy, copyrights and taxation, Sound Revolution is subject to rules and regulations around the world which affect the business of the Internet. Also, because Sound Revolution carries on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce will prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies.

Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, website content regulation and sales and use tax. For example, changes in copyright law could require us to change the manner in which we conduct business or increase our costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations may affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change the way in which we do business.

Environmental Law Compliance

To the extent that environmental law compliance may be necessary, we do not anticipate incurring any significant expenses.

Item 2. Description of Property.

Our offices are located at 3281 Chartwell Green, Coquitlam, British Columbia, Canada V3E 3M9. We do not pay any rent but cover expenses of our president such as fax and telephone expenses.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

We had no submissions of matters to a vote of security holders during the last quarter of our fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SRVN”. Our common stock began being quoted on the OTC Bulletin Board on June 23, 2005. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low prices of our common stock (obtained from Stockgroup and the OTC Bulletin Board) for the periods indicated below are as follows:

Quarter Ended	High	Low
May 31, 2006	$1.00	$0.80
August 31, 2006	$0.64	$0.61
November 30, 2006	$0.40	$0.40
February 28, 2007	$0.22	$0.22
May 31, 2007	$0.25	$0.14
August 30, 2007	$0.34	$0.10
November 30, 2007	$0.19	$0.12
February 29, 2008	$0.10	$0.04

Holladay Stock Transfer, Inc. is the transfer agent for our shares of common stock. Its office is located at 2949 North 67th Place, Scottsdale, Arizona, 85251 (telephone 480-481-3940, facsimile 480-481-3941).

As of February 29, 2008 we had 10,854,629 shares of common stock outstanding and approximately 14 stockholders of record plus additional shareholders who have deposited stock in brokerage accounts.

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

Recent Sales of Unregistered Securities

During our fiscal year ended February 29, 2008 we did not make any unregistered sales of any of our common stock.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. The discussions of results, causes and trends should not be construed to imply that these results or trends will necessarily continue into the future.

Overview

We are a development stage company whose efforts have principally been devoted to developing technology and infrastructure for the online distribution of music and other media. In particular, through our subsidiary, Charity Tunes, we have developed a website, www.charitytunes.com, through which we sell digital music downloads, ringtones and other sound effects. We are also developing email management software which will enable musicians to market their music and music related products online.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete the development of our products and bring them to market quickly.

Our existence is dependent upon our management’s ability to develop profitable operations. Management anticipates that we will attain profitable status and improve our liquidity through the continued development of our products, by establishing a profitable market for our products, and through additional equity investment in Sound Revolution.

In order to improve our liquidity, we are currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of www.charitytunes.com or the development of our fan management software, and we may have to cease development activities.

If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

Acquisitions

We are also actively pursuing acquisitions of businesses that will add value to Sound Revolution or Charity Tunes. If we are successful in finding companies that are appropriate targets, we may enter into negotiations to acquire either the shares or the assets of such companies through the issuance of our common stock. On March 10, 2007 we purchased a controlling interest of approximately 80% in Buzz Tub Media Inc. (“Buzz Tub”), a development stage market research, entertainment, and internet utility company incorporated in Delaware. That transaction involved the purchase of 29,000,000 common shares of Buzz Tub from Penny Green, the Chief Financial Officer and a Director of Sound Revolution, for $290.

On October 4, 2007, we entered into a share purchase agreement with our President, Robin Ram, to sell 30,000,000 shares of common stock of Buzz Tub for an aggregate purchase price of US$300. We had advanced $175 to Buzz Tub and upon the sale of its equity interest in Buzz, this amount was forgiven and accordingly, we recognized a loss on sale of subsidiary of $175.

RESULTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 29, 2008 COMPARED TO THE YEAR FEBRUARY 28, 2007.

Revenues

During the year ended February 29, 2008 we realized total revenue of $760 compared to $358 in revenue for the year ended February 28, 2007, and we incurred a net loss for the year ended February 29, 2008 of $231,796 compared to a net loss of $415,178) for the same period in 2007. From June 4, 2001 (date of inception) to February 29, 2008 we have accumulated total expenses of $860,668 and a net loss of $772,125. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation.

Expenses

The major components of our expenses for the year ended February 29, 2008 were research and development, stock based compensation, and general administrative expenses which include telephone fees, couriers, postage, corporate fees including corporate expenses, software development and office supplies.

Our general and administrative expenses for the year ended February 29, 2008 were $91,678 compared to $105,069 for the year ended February 28, 2007. This decrease in general and administrative expenses was mainly the result of decreased website and business development. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to February 29, 2008 were $229,505.

Our research and development costs for the year ended February 29, 2008 were $714 compared to $73,925 for the year ended February 28, 2007. The decrease in business development costs between the two periods is not a result of a decline in investment. Rather, it was largely the result of us entering the stage of development, where it became appropriate, in accordance with Generally Accepted Accounting Principles (“GAAP”), to capitalize website development costs and amortize them over the life of one year, as opposed to classifying them as research and development costs and expensing them. Our accumulated research and development costs from June 4, 2001 (date of inception) to February 29, 2008 were $77,629.

Our professional fees for the year ended February 29, 2008 were $28,391, compared to $50,967 for the year ended February 28, 2007. The decrease in our professional fees is mainly attributable to lower auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to February 29, 2008 were $153,934.

Our management fees for the year ended February 29, 2008 were $83,100 compared to $61,744 for the year ended February 28, 2007. The increase in our management fees resulted from our increased activities and from the corresponding performance-based compensation paid to our President and Chief Executive Officer. Our total accumulated management fees from June 4, 2001 (date of inception) to February 29, 2008 were $146,281.

We issued stock-based compensation of $16,919 during the year ended February 29, 2008 compared to $92,807 for the year ended February 28, 2007. From June 4, 2001 (date of inception) to February 29, 2008 we issued $109,726 in stock-based compensation. The decrease in stock-based compensation during our most recent fiscal year was the result of decreased activity and the corresponding issuance of stock as payment for consulting services, professional services, promotional services, research & development services, management services, and for capital equipment.

Our accumulated interest expenses for the year ended February 29, 2008 were $34,384 compared to $22,476 for the year ended February 28, 2007 and $61,977 for the period from June 4, 2001 (date of inception) to February 29, 2008.

Our director fees for the year ended February 29, 2008 were $15,454 as compared to $7,031 for the year ended February 28, 2009. The increase in director fees was the result of our increased activities and the expansion of our board of directors.

Our marketing expenses for the year ended February 29, 2008 were $48,795 compared to $0 for the year ended February 28, 2007 and $56,972 from June 4, 2001 (date of inception) to February 29, 2008. The marketing expenses accumulated in the reporting period are primarily attributable to consulting, website development and marketing fees.

Net Losses

Net losses for the year ended February 29, 2008 were $231,796 and loss per share was $0.02 compared to net losses of $415,178 and loss per share of $0.04 for the year ended February 28, 2007. The decrease in losses was primarily due to a drop in auditor fees, research and development, corporate expenses, and a decrease in general and administrative expenses. Our net losses from June 4, 2001 (date of inception) to February 29, 2008 were $772,125.

Liquidity and Capital Resources

As of February 29, 2008 we had cash of $1,794 compared to $6,974 for the period ending February 28, 2007. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $860,668 from June 4, 2001 (date of inception) to February 29, 2008, we have generated a net deficit of $772,125 during our development stage. We met our cash requirements during this period by the receipt of $382,461 advanced by Penny Green, our Chief Financial Officer and a Director, and Bacchus Entertainment Ltd. as well as $63,622 received in exchange for the sales of our common stock in private placements.

We have generated nominal revenues in the current period, and realized a negative cash flow from operations of $76,752 for the year ended February 29, 2008 compared to a negative cash flow from operations of $155,050 for the year ended February 28, 2007. Our liquidity for the year ended February 29, 2008 was principally achieved from the $157,702 advanced to us by Bacchus Entertainment.

Subsequent to the year end, on May 30,  2008 Penny Green and Bacchus Entertainment entered into an agreement with us whereby all monies and interest owed by us to Bacchus Entertainment were assigned to Penny Green. Under the agreement the parties agreed that no further interest will be charged on any outstanding balance of the monies loaned and we shall pay the full amount of the loan, being $382,461, on demand to Penny Green.

Our losses for the year ended February 29, 2008 were $231,796 or $19,316 per month compared to $415,178 or $34,598 per month for the year ended February 28, 2007. We estimate that our expenses over the next 12 months (beginning in March 2008) will be approximately as follows:

Planned Expenses	Amount
Legal and Accounting	$100,000
Management/ Director Fees	$60,000
General Administration and working capital (includes office supplies and expenses, travel)	$100,000
Total	$260,000

As of February 29, 2008 we had cash equivalents of $1,794 and we believe that we need approximately $260,000 to meet our capital requirements over the next 12 months. We have also accounts payable and loans of $486,734. Our intention is to seek equity financing to pay out our outstanding loans and accounts payable.

If we are unable to raise the necessary capital to meet our capital requirements, we may not be able to pay our internet hosting fees, which may mean that our website and digital music will no longer be available to the public, or our auditor fees, which could result in our failure to comply with accounting disclosure requirements.

If we expand in the future, and if we successfully license additional music libraries or any film libraries, we will incur additional personnel costs. In order for us to attract and retain quality personnel, management anticipates that it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Sound Revolution stock options to future employees. We anticipate that we will need approximately $300,000 per year beginning in mid-2008 to pay salaries to employees or consultants in working in the areas of marketing, sales, music acquisition and accounting.

The effect of inflation on our operating results has not been significant. Our operations are located primarily in Canada. There are no legal or practical restrictions on our ability to transfer funds between Sound Revolution and our subsidiary companies.

Going Concern

Our independent certified public accountant has stated in its report for the fiscal year ended February 29, 2008, included herein, that we have incurred operating losses since inception, and that we are dependent upon our management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of February 29, 2008 we have no off balance-sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the online music sales or music distribution industry, or general economic conditions.

Plan of Operation for the 12 Months Ending February 28, 2009

Our plan is for Charity Tunes Inc. to market the website www.charitytunes.com and build alliances to increase traffic to our site. We are also looking for companies or businesses to acquire through a reverse merger.

Research and Development

During the fiscal year ended February 29, 2008 we incurred $714 in expenses related to research and development. We do not anticipate that we will spend anything on research and development over the next 12 months.

Purchase of Significant Equipment

None.

Employees

We currently have no employees.

Critical Accounting Policies

Our critical accounting policies, including their underlying assumptions and judgments, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for the application of management’s judgment. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. The following are what management considers Sound Revolution’s critical accounting policies to be:

Revenue Recognition and Cost of Revenue

The Company recognizes revenue from the online sale music in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Stock-Based Compensation

Prior to the March 1, 2006 adoption of the Financial Accounting Standards Board (“SFAS”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. We had no employee stock-based compensation issued and outstanding prior to March 1, 2006.

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under this transition method, stock-based compensation expenses are recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expenses recognized include the estimated expenses for stock options granted on and subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expenses for the portion vesting in the period for options granted prior to, but not vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Item 7. Financial Statements.

Sound Revolution, Inc.
(A Development Stage Company)
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sound Revolution, Inc.

We have audited the accompanying consolidated balance sheet of Sound Revolution, Inc. and Subsidiaries (a development stage company) as of February 29, 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended February 29, 2008 and February 28, 2007, and for the period from June 4, 2001 (date of inception) to February 29, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Revolution, Inc. and Subsidiaries (a development stage company) as of February 29, 2008, and the results of their operations and their cash flows for the years ended February 29, 2008 and February 28, 2007, and for the period from June 4, 2001 (date of inception) to February 29, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate significant revenue or positive cash flows from operations to date and has an accumulated deficit at February 29, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

June 2, 2008
Seattle, Washington

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)

February 29, 2008
$
ASSETS
Current Assets
Cash	1,794
Prepaid expenses and other assets	11,378
Total Current Assets	13,172
Investment (Note 3)	10,000
Property and Equipment (Note 4)	10,110
Web Site Development Costs (Note 4)	33,833
Music Rights	342
Total Assets	67,457
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	43,241
Accrued interest due to related parties	61,032
Note payable to related parties (Note 6)	382,461
Total Current Liabilities	486,734
Stockholders’ Equity (Deficit)
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,854,629 shares issued and outstanding	1,084
Additional Paid-in Capital	351,764
Deficit Accumulated During the Development Stage	(772,125)
Total Stockholders’ Equity (Deficit)	(419,277)
Total Liabilities and Stockholders’ Equity (Deficit)	67,457

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
	For the Year Ended	For the Year Ended	Accumulated From June 4, 2001 (Date of Inception)
	February 29, 2008	February 28, 2007	to February 29, 2008
	$	$	$
Sales	760	358	5,235
Cost of Sales	(1,664)	(1,517)	(7,350)
Gross Margin	(904)	(1,159)	(2,115)
Expenses
Directors fees (Note 6)	15,454	7,031	22,485
Marketing	48,795	–	56,972
Management fees (Note 6)	83,100	61,744	146,281
Professional fees	28,391	50,967	153,934
Research and development	714	73,925	77,629
Share based compensation (Note 8)	16,919	92,807	109,726
General and administrative	29,219	90,664	149,356
Interest expense	34,384	22,476	61,977
Depreciation	62,459	14,405	80,193
Total Expenses	319,435	414,019	858,553
Operating Loss	(320,339)	(415,178)	(860,668)
Other Income\(Loss)
Gain on write-off of debt	88,718	–	88,718
Loss on sale of subsidiary	(175)	–	(175)
Net Loss	(231,796)	(415,178)	(772,125)
Net Loss Per Share – Basic and Diluted	(0.02)	(0.04)
Weighted Average Shares Outstanding	10,812,671	10,464,234

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 29, 2008

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the
	Shares	Amount	Capital	Development Stage	Total
	#	$	$	$	$
Balance – June 4, 2001 (Date of Inception)	–	–	–	–	–
Issuance of common stock for cash:
June 15, 2001	8,000,000	800	–	–	800
June 27, 2001	2,000,000	200	7,054	–	7,254
August 31, 2001	7,000	1	904	–	905
Net loss for the period	–	–	–	(9,351)	(9,351)
Balance - February 28, 2002	10,007,000	1,001	7,958	(9,351)	(392)
Net loss for the year	–	–	–	(2,773)	(2,773)
Balance – February 28, 2003	10,007,000	1,001	7,958	(12,124)	(3,165)
Net loss for the year	–	–	–	(2,069)	(2,069)
Balance – February 29, 2004	10,007,000	1,001	7,958	(14,193)	(5,234)
Issuance of common stock for cash, July 2004	248,314	25	49,638	–	49,663
Issuance of common stock for professional services, July 2004	14,500	1	2,899	–	2,900
Net loss for the year	–	–	–	(42,380)	(42,380)
Balance – February 28, 2005	10,269,814	1,027	60,495	(56,573)	4,949
Issuance of common stock for professional services, July 2005	83,347	8	24,996	–	25,004
Net loss for the year	–	–	–	(68,578)	(68,578)
Balance – February 28, 2006	10,353,161	1,035	85,491	(125,151)	(38,625)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 29, 2008

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the
	Shares	Amount	Capital	Development Stage	Total
	#	$	$	$	$
Balance – February 28, 2006	10,353,161	1,035	85,491	(124,619)	(38,625)
Issuance of common stock for professional services, March 2006	15,000	2	5,248	–	5,250
Issuance of common stock for debt settlement, April 2006	3,030	–	1,000	–	1,000
Issuance of common stock for management services, June 2006	20,000	2	4,998	–	5,000
Issuance of common stock for professional services, July 2006	13,200	1	12,011	–	12,012
Issuance of common stock for research anddevelopment, July 2006	4,000	–	1,880	–	1,880
Issuance of common stock for consulting services, July 2006	8,000	1	3,759	–	3,760
Issuance of common stock for consulting services, August 2006	4,200	–	1,974	–	1,974
Issuance of common stock for research and development, August 2006	3,350	–	1,508	–	1,508
Issuance of common stock for consulting services, August 2006	9,050	1	4,854	–	4,855
Issuance of common stock for management services, August 2006	2,200	–	1,364	–	1,364
Issuance of common stock for management services, August 2006	25,200	2	15,621	–	15,623
Issuance of common stock for management services, August 2006	5,785	1	3,701	–	3,702
Issuance of stock for consulting services, September 2006	–	–	2,464	–	2,464
Issuance of stock options for management services, September 2006	–	–	48,300	–	48,300
Issuance of common stock for web development services, September 2006	20,000	2	11,998	–	12,000
Issuance of common stock for capital equipment, September 2006	22,600	2	13,558	–	13,560
Issuance of common stock for research and development, September 2006	5,200	1	2,391	–	2,392
Issuance of common stock for promotional services, September 2006	30,000	3	6,297	–	6,300
Issuance of stock options for consulting services, October 2006	–	–	3,843	–	3,843
Issuance of stock options for directors’ fees, November 2006	–	–	38,200	–	38,200
Issuance of common stock for promotional services, November 2006	80,000	8	21,592	–	21,600
Issuance of common stock for research and development, December 2006	14,870	1	5,947	–	5,948
Net loss for the year	–	–	–	(415,178)	(415,178)
Balance – February 28, 2007	10,638,846	1,062	297,999	(540,329)	(241,268)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 29, 2008

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the
	Shares	Amount	Capital	Development Stage	Total
	#	$	$	$	$
Balance – February 28, 2007	10,638,846	1,062	297,999	(540,329)	(241,268)
Issuance of stock options for management services, March 2007	–	–	10,622	–	10,622
Issuance of common stock for management services, April 2007	150,000	15	22,485	–	22,500
Issuance of stock options for directors’ fees, May 2007	–	–	6,297	–	6,297
Issuance of common stock for consulting services, June 2007	32,031	3	7,365	–	7,368
Issuance of common stock for directors’ fees, July 2007	14,705	2	4,998	–	5,000
Issuance of common stock for directors’ fees, September 2007	19,047	2	1,998	–	2,000
Net loss for the year	–	–	–	(231,796)	(231,796)
Balance – February 29, 2008	10,854,629	1,084	351,764	(772,125)	(419,277)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended	Accumulated From June 4, 2001
	February 29, 2008	February 28, 2007	(Date of Inception) to February 29, 2008
	$	$	$
Operating Activities
Net loss for the period	(231,796)	(415,178)	(772,125)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	62,459	14,405	80,193
Write-off of outstanding debt	(88,718)	-	(88,718)
Shares issued for services	36,868	100,169	164,941
Stock options issued in exchange for services	16,919	92,807	109,726
Change in operating assets and liabilities
Prepaid expenses and other assets	17,675	(23,474)	(11,378)
Accounts payable and accrued expenses	75,430	53,831	132,959
Accrued interest due to related parties	34,411	22,390	61,032
Net Cash Used In Operating Activities	(76,752)	(155,050)	(323,370)
Investing Activities
Purchase of music rights	–	7	(291)
Purchase of office equipment	–	(12,998)	(14,818)
Web site development costs	(86,131)	(5,516)	(95,810)
Investment	–	(10,000)	(10,000)
Net Cash Flows Used In Investing Activities	(86,131)	(28,507)	(120,919)
Financing Activities
Advances from related parties	157,703	183,972	382,461
Proceeds from issuance of common stock	–	5,000	63,622
Net Cash Flows Provided By Financing Activities	157,703	188,972	446,083
Increase (Decrease) in Cash	(5,180)	5,415	1,794
Cash - Beginning of Period	6,974	1,559	–
Cash - End of Period	1,794	6,974	1,794
Non-cash Investing and Financing Activities
Common stock issued for property and equipment	–	–	13,560
Common stock issued for debt settlement	–	–	1,000
Supplemental Disclosures
Interest paid	–	978	1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004 and has begun to realize nominal revenues from its website, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporation in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online. The Company also had an 83% equity interest in Buzz Tub Media Inc., which was incorporated under the laws of the State of Nevada on March 8, 2007. The Company sold its interest in Buzz Tub on October 4, 2007. (See Note 5).

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $772,125 at February 29, 2008, and has used cash of $323,370 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A major stockholder and a company controlled by the Company's CFO have agreed to make loans to the Company ($380,211 has been drawn through February 29, 2008) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require, except for services provided by the Company’s independent auditor.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings, Inc., and Charity Tunes, Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is February 29.

Cash

Cash consists of funds held in checking accounts at a bank in Canada.

Music Rights

In February 2003, the Company purchased for $298 ($400 Canadian) the rights to represent a musician artist in the release of his first musical album. The artist is also an officer of the Company. Music rights include non-inclusive use of and distribution rights to the songs in various multi-media formats from the musician's first album. The music rights will be tested at least annually for impairment. There has been no impairment of music rights in any of the periods presented. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009. Changes in foreign exchange rates since acquisition increased the carrying cost to $342.

Impairment of Long-Lived Assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of intangible assets was recorded during 2008 and 2007.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (Continued)

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

Notes Payable to Related Parties

The Company has notes payable to a related parties bearing interest at 10%. Interest is charged and is payable quarterly on any outstanding balance beginning on September 1, 2004 (prior to that date the borrowings from the related party were non-interest bearing). The notes are unsecured and are payable on demand.

Revenue Recognition and Cost of Revenue

The Company recognizes revenue from the online sale music in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Research and Development Expenses

Research and development costs are expensed as incurred.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (Continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company. Since Sound Revolution has not filed a US federal income tax return since inception all tax years remain open to IRS audit.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued expenses, accrued interest, and the note payable to related parties. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and/or approximation of current market interest rates.

Stock Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (Continued)

Recently Issued Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3. Investment

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

4. Property and Equipment

	Cost	Accumulated Amortization	Net Carrying Value
	$	$	$
Computer Equipment	16,745	6,635	10,110

5. Acquisition and Sale of Buzz Tub Media Inc.

a)	On March 10, 2007, the Company acquired 29,000,000 shares of common stock of Buzz Tub Media Inc. (“Buzz Tub”) from a director in consideration for $290, representing approximately 80% of the outstanding capital stock of Buzz Tub. The consideration was expensed in the period of acquisition. Buzz Tub is a development stage corporation incorporated in the State of Delaware for the purposes of carrying on business in the areas of market research, entertainment, and internet technology. At the time of the acquisition, Buzz Tub had no significant assets or liabilities. On October 1, 2007, the Company acquired an additional 1,000,000 shares of common stock of Buzz Tub from a director in consideration for $10.

b)	On October 4, 2007, the Company entered into a share purchase agreement with the President of the Company to sell 30,000,000 shares of common stock of Buzz Tub for an aggregate purchase price of US$300. The Company had advanced $175 to Buzz Tub and upon the sale of its equity interest in Buzz, this amount was forgiven and accordingly, the Company recognized a loss on sale of subsidiary of $175.

6. Related Party Transactions

a)	During the year ended February 29, 2008, a director of the Company received $83,100 in management fees pursuant to a management agreement. As at February 29, 2008, $2,250 is owed to him.

b)	b) The Company has notes payable of $380,211 to related parties bearing interest at 10%. Interest is charged and is payable quarterly on any outstanding balance beginning on September 1, 2004 (prior to that date the borrowings from the related parties were non-interest bearing). The notes are unsecured and are payable on demand.

7. Common Stock

On April 11, 2007, the Company issued 150,000 shares of common stock with a fair value of $0.15 per share in consideration for management services provided in the amount of $22,500.
On June 15, 2007, the Company issued 32,031 shares of common stock with a fair value of $0.23 per share in consideration for consulting services provided in the amount of $7,368.
On July 16, 2007, the Company issued 14,705 shares of common stock with a fair value of $0.34 per share in consideration for director services provided in the amount of $5,000.
On September 5, 2007, the Company issued 19,047 shares of common stock with a fair value of $0.11 per share in consideration for director services provided in the amount of $2,000.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

8. Stock Options

In March 2007, the Company granted an aggregate of 100,000 stock options to a director in exchange for management services rendered. The estimated value of the stock options vested during the year ended February 29, 2009 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.27%, a dividend yield of 0%, and volatility of 179%. Compensation expense of $10,622 was charged to operations during the year ended February 29, 2008.

Pursuant to a management agreement, the Company was obligated to issue 50,000 stock options, which vest upon granting, to a director in exchange for services rendered each quarter. In May 2007, the Company granted an aggregate of 50,000 stock options to a director in exchange for services rendered for the first quarter. During the year ended February 29, 2008, the Company recorded a fair value of $7,775, $4,801 and $3,744 for the second, third and fourth quarters, respectively, for 150,000 stock options to be granted. The estimated value of the stock options vested during the year ended February 29, 2008 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.53%, a dividend yield of 0%, and volatility of 172%. Compensation expense of $22,617 was charged to operations during the year ended February 29, 2008. Pursuant to an agreement on February 28, 2008, the director forgave any and all outstanding compensation owed by the Company and its subsidiaries, including rights to options to purchase shares of the Company’s common stock. As a result, all share options that had been granted and not exercised, and shares due for granting, were cancelled immediately. For the 150,000 options that had not been granted, and not vested, compensation amounting to $16,320 that had been charged to operations was reversed.

The following table summarizes the continuity of the Company’s stock options:

			Weighted Average Remaining
	Shares	Weighted Average Exercise Price	Contractual Life (years)	Aggregate Intrinsic Value
	#	$	#	$
Outstanding, February 28, 2007	275,000	0.77	1.83	–
Granted	150,000	1.72	1.14	–
Exercised	–	–	–	–
Cancelled	(100,000)	0.23	–	–
Outstanding, February 29, 2008	325,000	1.58	0.73	–
Exercisable, February 29, 2008	325,000	1.58	0.73	–

The weighted average fair market value of options granted as valued on the grant date was $9,181. At February 29, 2008, there were no unvested stock options.

9. Reclassifications

Certain items for the financial statements for the year ended February 28, 2007, have been reclassified to conform to the current year presentation.

10. Income Taxes

The difference between the tax at the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets. As of February 29, 2008, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

At February 29, 2008, the Company has tax losses of approximately $530,000 in the United States and $Nil in Canada available to reduce future taxable income. The tax losses in the United States expire in years between 2022 and 2028.

The deferred tax asset associated with the tax loss carry-forwards is approximately $180,000 at February 29, 2008 and $129,000 at February 28, 2007. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $51,700 and $86,700 for 2008 and 2007, respectively.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2008
(Expressed in US dollars)

11.	Commitments

	a)	On January 3, 2008, the Company through its wholly owned subsidiary Charity Tunes Inc., entered into an Agency and Promotion agreement (the “Agreement”) with World Wildlife Fund Canada (“WWF-Canada”) to raise money and awareness of WWF-Canada’s cause through the participation in promotional programs with Charity Tunes. The term of the agreement is one year, extended from year to year with a termination notice of 30 days prior to the end of a term by either party.

The Company will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold in its website for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

	b)	On August 31, 2004, the Company entered into an agreement with its current director and chief financial officer, Penny Green, and Bacchus Entertainment Ltd., a company 100% owned by Penny Green, whereby the net amount of monies borrowed by the Company from Penny Green or Bacchus Entertainment would all convert to a loan payable by the Company to Bacchus Entertainment and that Bacchus Entertainment would make further loans to the Company from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007, the loan agreement was again amended so that additional amounts loaned to the Company by Penny Green or Bacchus Entertainment would be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007, this agreement was further amended to extend the payment period to January 1, 2008. On January 1, 2008, this agreement was further amended to waive the January 1, 2008 payment deadline and to make payment due on demand.

	c)	On July 10, 2007, the Company entered into a consulting agreement (the “Agreement”) with Velocity Communications Ltd. (“Velocity”). Pursuant to the Agreement, Velocity will create and implement a comprehensive investor and public relations strategy for the Company for the North American market. The term of the Agreement is for 12 months. In consideration for Velocity’s services, the Company will compensate Velocity with 10,000 restricted common shares per month during the term of the Agreement, payable in advance. The Company will also pay to Velocity a flat fee of $1,500 per month to cover all expenses. If the Agreement is terminated by either of the parties, any compensation paid to Velocity and not accrued at the time of termination will be refundable to the Company. At February 29, 2008, Velocity has not provided any services to the Company. The Company has not issued any shares or made any cash payments to Velocity as the effective date of the agreement is delayed indefinitely.

d)	On October 10, 2007, the Company entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby the Company agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 per track and CDN$1.08 per album download from the Company’s Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from the Company’s Charity Tunes website in the United States.

12. Gain On Write-Off of Debt

The Company has written off $88,718 of unsettled accounts payable. Management negotiated with the vendors for the write-off. Part of the write-off related to an indebtedness to a director of the Company, Garry Newman, who agreed to write off the debt in consideration of the new appointment as a director of Charity Tunes and a new compensation agreement. The remainder of the write off debt was from a shareholder of the Company.

13. Subsequent Events

a)	On April 1, 2008 our subsidiary Charity Tunes Inc. appointed Garry Newman as a director, who resigned as a director of Sound Revolution as of April 7, 2008.

b)	On May 28, 2008, the amounts due to related parties were consolidated into one and are now due to the Company’s CFO. As at March 1, 2008, these amounts are non-interest bearing, unsecured and due on demand.

c)	On April 5, 2008 we received a resignation of Susanne Milka as our director.

d)	On May 30, 2008 Penny Green and Bacchus Entertainment entered into an agreement with us whereby all monies and interest owed by us to Bacchus Entertainment were assigned to Penny Green. Under the agreement the parties agreed that no further interest will be charged on any outstanding balance of the monies loaned and we shall pay the full amount of the loan, being $382,461, on demand to Penny Green.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2008, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have no audit committee and none of our directors is considered to be a financial expert. Only two of our directors, Garry Newman and Susanne Milka, are independent. There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2008.

2.	There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There are no software based accounting controls in place to prevent double entries, monitor performance, etc. Caseware software is used to record all accounting transactions.

3.	We lack a sufficient complement of personnel to maintain segregation of duties in the area of cash management and financial reporting.

The recommendations to remediate these deficiencies are as follows:

1.	Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

2.	Hire additional staff to assist with cash management and financial reporting duties.

3.	Consider purchasing basic accounting software to record accounting transactions and print cheques. However, a basic accounting program may not be GAAP compliant and may not provide an adequate audit trail. We need to evaluate all options.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of May 16, 2008.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As of May 16, 2008 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Penny Green	Chief Financial Officer, Secretary,	36	June 4, 2001
	Treasurer, Chairman and Director
Robin Ram	President, Chief Executive	48	March 30, 2007
	Officer and Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robin Ram, Director, President and Chief Executive Officer

Robin Ram was appointed Chief Operating Officer and Chief Marketing Officer of Sound Revolution on June 19, 2006 and December 1, 2006, respectively. Mr. Ram held these posts until March 30, 2007, at which time he became the company’s President and Chief Executive Officer. Mr. Ram has also served as a director of Sound Revolution since June 26, 2006. Mr. Ram has 30 years of management, multimedia marketing, sales, distribution and operational experience in the retail, supplier and mass market distribution channels of the entertainment industry in Canada and the United States. From 2003 to 2006, Mr. Ram was a Senior Vice President and Managing Partner for Brandxtensions Marketing Inc., a Toronto-based entertainment label. Since 2001, Mr. Ram has been the acting President of Mar International Group, a company that provides sales, marketing, manufacturing and consulting services to entertainment companies.

Penny Green, Director, Chairman, Chief Financial Officer, Secretary and Treasurer

Penny Green is the founder of Sound Revolution and served as its President and Chief Executive Officer from June 4, 2001 to March 14, 2004. Ms Green has served as the Secretary, Treasurer and Chairman and as a director of Sound Revolution since May 2001 and as the company’s Chief Financial Officer since August 11, 2004. Ms. Green has worked in various aspects of the entertainment industry for over 10 years. Ms. Green founded her law firm (now called Bacchus Corporate and Securities Law) ten years ago and has been practicing law for the past 12 years. She has been a member in good standing with the Law Society of British Columbia since 1996. She is qualified to practice law in the state of Washington and is a member of the Washington State Bar Association.

Significant Employees

We currently have no employees.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for these positions.

Legal Proceedings

No officer, director or person nominated for these positions, and no promoter or significant employee of the company has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

Sound Revolution currently does not have an audit committee. The functions of the audit committee are currently carried out by our board of directors.

Committees of the Board

Sound Revolution does not have a compensation committee or a nominating committee at this time. The board of directors, sitting as a board, selects individuals to stand for election as members of the board. Since the board of directors does not include a majority of independent directors, any decision of the board regarding director nominees is made by persons who have an interest in the outcome of the determination. The board also considers director candidates proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days before the next annual directors’ meeting at which the slate of nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that accepting the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder, a letter from the candidate agreeing to the submission of his or her name for consideration should also be provided. The letter should be accompanied by a resume describing the nominee’s qualifications to serve on Sound Revolution’s board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals by management, existing board members and security holders, as applicable. Once a candidate has been identified the board reviews the individual’s experience and background, and may discuss the candidate with the source of the nomination. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination on whether or not to include the proposed nominee as a member of management’s slate of director nominees submitted to shareholders for election.

Among the factors that the board considers when evaluating proposed nominees are their knowledge of and experience with the information technology industry, business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to making a final determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not adopted a code of ethics or conduct.

Item 10. Executive Compensation.

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and other persons serving as executive officers as of February 29, 2008 for the last two completed fiscal years:

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
	Fiscal
Robin Ram,	2008	63,500	19,600	22,500	10,622	-	-	-	116,222
President, CEO	2007	27,012 (1)	15,000	-	48,300	-	-	-	90,312

	Fiscal
Penny Green,	2008	-	-	-	-	-	-	-	-
CFO (2)
	2007	-	-	-	-	-	-	-	-

(1)	Represents management fees paid to Mr. Ram as Chief Operating Officer and Chief Marketing Officer of Sound Revolution. On March 30, 2007 Mr. Ram resigned from these positions and was appointed President and Chief Executive Officer of the company.

(2)	Penny Green served as President and Chief Executive Officer of Sound Revolution from June 4, 2001 to March 14, 2004 and again from June 1, 2005 to March 30, 2007. Ms. Green currently serves as the company’s Chief Financial Officer.

Employment Agreements

On June 19, 2006 we entered into a management agreement with our then Chief Operating Officer and Chief Marketing Officer, Robin Ram. This agreement was amended on March 20, 2007 upon Mr. Ram’s resignation as the COO and CMO and his appointment as the company’s Chief Executive Officer and President. The agreement provides for a one-year term with automatic one-year renewal periods, and can be terminated on 60 days notice by either party. After one year, the notice period increased to 120 days. Mr. Ram’s remuneration shall be paid out in cash, and not in stock. In addition, Mr. Ram is entitled to receive options in each quarter to purchase common stock of the company at varying prices. He is also eligible to receive bonuses for achieving major milestones.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets out information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of February 29, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robin Ram	100,000	0	0	$1.00	September 22, 2008	0	-	-	-
	100,000			$1.50

Compensation of Directors

The following table sets forth the compensation awarded to, earned by or paid to our directors other than those listed in the above executive compensation table.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d) (2)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Garry Newman (1)	15,454	7,000	6,297				28,751

(1)   On April 7, 2008 Garry Newman resigned as our director and was appointed as a Director of Charity Tunes.

Other than Garry Newman, no director received or accrued any compensation for their services, including committee participation and/or special assignments, during the fiscal year ended February 29, 2008. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of the company other than services ordinarily required of them.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of May 20, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of the company’s stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Penny Green (3) (5)
1511 West 40th Ave.	7,814,652	72%
Vancouver, BC, Canada V6M 1V7
Robin Ram (4)
3281 Chartwell Green	250,000	2%
Coquitlam, BC, Canada V5Y 1T3
Directors and Executive Officers as a Group	8,064,652	74%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Based on 10,854,629 shares of common stock issued and outstanding as of May 20, 2008.

(3)	Represents shares held by Penny Green and Bacchus Entertainment Ltd., a company wholly owned by Penny Green. Penny Green is the Chairman, Chief Financial Officer and a director of Sound Revolution.

(4)	Robin Ram is the Chief Executive Officer, President and a director of Sound Revolution.

(5)	1,814,652 common shares owned by Penny Green and the balance of 6,000,000 common shares are held by Bacchus Entertainment Ltd., a company owned and controlled by Penny Green.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeded $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial owner, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the last three fiscal years ended February 28 in 2008, 2007, and 2006 Penny Green, the Chairman, Chief Financial Officer and a director of Sound Revolution , together with Bacchus Entertainment Ltd., a company wholly owned by Penny Green, advanced funds to Sound Revolution for working capital purposes. The note payable due to Ms. Green and Bacchus Entertainment Ltd. amounted $382,461 at February 29, 2008, $224,758 at February 28, 2007 and $40,786 and February 28, 2006. The note payable is unsecured, bears interest at 10% per annum and has no specific terms of repayment. We also owe an additional $20,025 to Penny Green as of February 28, 2008 for amounts paid by her on our behalf.

Item 13. Exhibits

(10)	Material Contracts
10.1	Amendment to Agreement between PureTracks Inc. and Sound Revolution Inc., executed October 10, 2007 (1)
10.2	Amendment to Loan Agreement dated January 1, 2008 between Sound Revolution Inc., Penny Green, and Bacchus Entertainment Ltd. (1)
10.3	Amendment to Loan Agreement with Bacchus Entertainment dated June 30, 2007 (1)
10.4	Webservice Agreement with Puretracks Inc. dated December 7, 2007 (2)
10.5	Compensation Agreement with Garry Newman dated February 28, 2008
(31)	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

1.	Included as an exhibit on our Report on Form 10QSB filed January 21, 2008;
2.	Included as an exhibit on our Report on Form 10-KSB filed June 13, 2007.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended February 28 for professional services rendered by the principal accountant for the audit of our company’s annual financial statements, the review of the financial statements included our Annual Report on Form 10-KSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended
	February 29, 2008 (1)	February 28, 2007
Audit Related Fees	$ 27,000	$ 19,750
Tax Fees	0	394
All Other Fees	0	0
Total	$ 27,000	$ 20,144

(1) Estimated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC.
a Delaware corporation

By: /s/ Penny Green
Penny Green, Chairman, Secretary, Chief Financial Officer and Director

Date: June 2, 2008

By: /s/ Robin Ram
President, Chief Executive Officer and Director

Date: June 2, 2008