Form 10-Q
period 2008-05-31
Sound Revolution Inc.
filed 2008-07-16
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

3281 Chartwell Green
Coquitlam, British Columbia	V3E 3M9
Canada	(Zip Code)

Issuer's telephone number 604.376.0396

Former name, former address, and former fiscal year, if changed since last report

     Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 8, 2008, the registrant’s outstanding common stock consisted of 258,478 shares.

Transitional Small Business Disclosure Format (Check one): YES ☑ NO ☐

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

Sound Revolution, Inc.
(A Development Stage Company)
May 31, 2008

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	May 31, 2008	February 29, 2008
	$	$
ASSETS
Current Assets
Cash	1,387	1,794
Prepaid expenses and other assets	11,290	11,378
Total Current Assets	12,677	13,172
Investment (Note 3)	10,000	10,000
Property and Equipment (Note 4)	9,265	10,110
Web Site Development Costs (Note 4)	9,584	33,833
Music Rights	342	342
Total Assets	41,868	67,457
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	47,312	43,241
Note payable to related parties (Note 5)	476,592	443,493
Total Current Liabilities	523,904	486,734
Stockholders’ Equity (Deficit)
Preferred Stock: 10,000,000 share authorized; none issued	–	–
Common Stock: 100,000,000 shares authorized, $0.0001 par value 258,444 (February 29, 2008 – 258,444) shares issued and outstanding (Note 6)	26	26
Additional Paid-in Capital	352,822	352,822
Deficit Accumulated During the Development Stage	(834,884)	(772,125)
Total Stockholders’ Equity (Deficit)	(482,036)	(419,277)
Total Liabilities and Stockholders’ Equity (Deficit)	41,868	67,457

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Month	For the Three Month	Accumulated From
	Period Ended	Period Ended	June 4, 2001 (Date of Inception)
	May 31, 2008	May 31, 2007	May 31, 2008
	$	$	$
Sales	131	86	5,366
Cost of Sales	(226)	(468)	(7,576)
Gross Margin	(95)	(382)	(2,210)
Expenses
Directors fees	–	5,323	22,485
Marketing	–	–	56,972
Management fees (Note 5)	15,750	15,900	162,031
Professional fees	15,701	7,351	169,635
Research and development	–	30,273	77,629
Share based compensation	–	25,670	109,726
General and administrative	5,042	33,347	154,398
Interest expense	–	7,457	61,977
Depreciation	26,171	–	106,364
Total Expenses	62,664	125,321	921,217
Operating Loss	(62,759)	(125,703)	(923,427)
Other Income\(Loss)
Gain on issue by subsidiary of its own
shares outside the consolidated group	–	3	–
Non-controlling interest	–	70	–
Gain on write-off of debt	–	–	88,718
Loss on sale of subsidiary	–	–	(175)
Net Loss	(62,759)	(125,630)	(834,884)
Net Loss Per Share – Basic and Diluted	(0.24)	(0.49)
Weighted Average Shares Outstanding	258,444	255,247

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to May 31, 2008
(Unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance – June 4, 2001 (Date of Inception)	–	–	–	–	–
Issuance of common stock for cash:
June 15, 2001	190,476	19	781	–	800
June 27, 2001	47,619	5	7,249	–	7,254
August 31, 2001	167	–	905	–	905
Net loss for the period	–	–	–	(9,351)	(9,351)
Balance - February 28, 2002	238,262	24	8,935	(9,351)	(392)
Net loss for the year	–	–	–	(2,773)	(2,773)
Balance – February 28, 2003	238,262	24	8,935	(12,124)	(3,165)
Net loss for the year	–	–	–	(2,069)	(2,069)
Balance – February 29, 2004	238,262	24	8,935	(14,193)	(5,234)
Issuance of common stock for cash, July 2004	5,912	1	49,662	–	49,663
Issuance of common stock for professional services, July 2004	345	–	2,900	–	2,900
Net loss for the year	–	–	–	(42,380)	(42,380)
Balance – February 28, 2005	244,519	25	61,497	(56,573)	4,949
Issuance of common stock for professional
services, July 2005	1,985	–	25,004	–	25,004
Net loss for the year	–	–	–	(68,578)	(68,578)
Balance – February 28, 2006	246,504	25	86,501	(125,151)	(38,625)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to May 31, 2008
(Unaudited)

				Deficit Accumulated
				During the
	Common Stock		Additional Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance – February 28, 2006	246,504	25	86,501	(125,151)	(38,625)
Issuance of common stock for professional services, March 2006	357	–	5,250	–	5,250
Issuance of common stock for debt settlement, April 2006	72	–	1,000	–	1,000
Issuance of common stock for management services, June 2006	476	–	5,000	–	5,000
Issuance of common stock for professional services, July 2006	314	–	12,012	–	12,012
Issuance of common stock for research and development, July 2006	95	–	1,880	–	1,880
Issuance of common stock for consulting services, July 2006	191	–	3,760	–	3,760
Issuance of common stock for consulting services, August 2006	100	–	1,974	–	1,974
Issuance of common stock for research and development, August 2006	80	–	1,508	–	1,508
Issuance of common stock for consulting services, August 2006	216	–	4,855	–	4,855
Issuance of common stock for management services, August 2006	52	–	1,364	–	1,364
Issuance of common stock for management services, August 2006	600	–	15,623	–	15,623
Issuance of common stock for management services, August 2006	138	–	3,702	–	3,702
Issuance of stock for consulting services, September 2006	–	–	2,464	–	2,464
Issuance of stock options for management services, September 2006	–	–	48,300	–	48,300
Issuance of common stock for web development services, September 2006	476	–	12,000	–	12,000
Issuance of common stock for capital equipment, September 2006	538	–	13,560	–	13,560
Issuance of common stock for research and development, September 2006	124	–	2,392	–	2,392
Issuance of common stock for promotional services, September 2006	714	–	6,300	–	6,300
Issuance of stock options for consulting services, October 2006	–	–	3,843	–	3,843
Issuance of stock options for directors’ fees, November 2006	–	–	38,200	–	38,200
Issuance of common stock for promotional services, November 2006	1,905	–	21,600	–	21,600
Issuance of common stock for research and development, December 2006	354	–	5,948	–	5,948
Net loss for the year	–	–	–	(415,178)	(415,178)
Balance – February 28, 2007	253,306	25	299,036	(540,329)	(241,268)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to May 31, 2008
(Unaudited)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance – February 28, 2007	253,306	25	299,036	(540,329)	(241,268)
Issuance of stock options for management services, March 2007	–	–	10,622	–	10,622
Issuance of common stock for management services, April 2007	3,571	1	22,499	–	22,500
Issuance of stock options for directors’ fees, May 2007	–	–	6,297	–	6,297
Issuance of common stock for consulting services, June 2007	763	–	7,368	–	7,368
Issuance of common stock for directors’ fees, July 2007	350	–	5,000	–	5,000
Issuance of common stock for directors’ fees, September 2007	454	–	2,000	–	2,000
Net loss for the year	–	–	–	(231,796)	(231,796)
Balance – February 29, 2008	258,444	26	352,822	(772,125)	(419,277)
Net loss for the period	–	–	–	(62,759)	(62,759)
Balance – May 31, 2008 (Unaudited)	258,444	26	352,822	(834,884)	(482,036)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the	For the	Accumulated From
	Three Month	Three Month	June 4, 2001
	Period Ended	Period Ended	(Date of Inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
	$	$	$
Operating Activities
Net loss for the period	(62,759)	(125,630)	(834,884)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation expense	26,171	5,430	106,364
Write-off of outstanding debt	–	–	(88,718)
Shares issued for services	–	22,500	164,941
Stock options issued in exchange for services	–	25,670	109,726
Change in operating assets and liabilities
Prepaid expenses and other assets	88	(8,351)	(11,290)
Accounts payable and accrued expenses	4,071	7,458	137,030
Net Cash Used In Operating Activities	(32,429)	(66,781)	(416,831)
Investing Activities
Purchase of music rights	–	–	(291)
Purchase of office equipment	–	–	(14,818)
Web site development costs	(1,077)	–	(96,887)
Investment	–	–	(10,000)
Net Cash Flows Used In Investing Activities	(1,077)	–	(121,996)
Financing Activities
Advances from related parties	33,099	71,146	415,560
Proceeds from issuance of common stock	–	–	63,622
Net Cash Flows Provided By Financing Activities	33,099	71,146	479,182
(Decrease) Increase in Cash	(407)	4,365	1,387
Cash - Beginning of Period	1,794	6,974	–
Cash - End of Period	1,387	11,339	1,387
Non-cash Investing and Financing Activities
Common stock issued for property and equipment	–	–	13,560
Common stock issued for debt settlement	–	–	1,000
Supplemental Disclosures
Interest paid	–	–	1,082
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

1.	Nature of Operations and Continuance of Business

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004 and has begun to realize nominal revenues from its website, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporated in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of songs online.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $834,884 at May 31, 2008, and has used cash of $416,831 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A major stockholder and a company controlled by the Company's CFO have agreed to make loans to the Company ($474,342 has been drawn through May 31, 2008) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require, except for services provided by the Company’s independent auditor.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings, Inc., and Charity Tunes, Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is February 28.

Interim Period Consolidated Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended February 29, 2008. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Cash

Cash consists of funds held in checking accounts at a bank in Canada.

(The accompanying notes are an integral part of these consolidated financial statements)

2. Summary of Significant Accounting Principles (Continued) Music Rights

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(The accompanying notes are an integral part of these consolidated financial statements)

2. Summary of Significant Accounting Principles (Continued) Notes Payable to Related Parties

The Company has notes payable to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008. (prior to that date the borrowings from the related party were non-interest bearing). From March 1, 2008, the notes are unsecured, non-interest bearing and are payable on demand.

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

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company. Since the Company has not filed a US federal income tax since inception all tax years remain open to IRS audit.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued expenses, and the note payable to related parties. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and/or approximation of current market interest rates.

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

(The accompanying notes are an integral part of these consolidated financial statements)

2.	Summary of Significant Accounting Principles (Continued)

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.

SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

3.	Investment

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc to obtain the rights to sell over 1,000,000 songs and ring tones. The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs (at $0.10 per song). The Company agreed to pay an additional $90,000 for the remaining 900,000 songs, which it is not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60% and 70% of the sale price.

4.	Property and Equipment

			May 31, 2008	February 29, 2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Equipment	16,745	7,480	9,265	10,110
Website Development Costs	108,626	99,042	9,584	33,833
	125,371	106,522	18,849	43,943

5.	Related Party Transactions

	a)	During the period ended May 31, 2008, a director of the Company received $15,750 (2007 - $15,900) in management fees pursuant to a management agreement. As at May 31, 2008, $2,250 is owed to him.

	b)	The Company has notes payable of $474,342 (February 29, 2008 - $441,243) to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). From March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

6.	Common Stock

On June 10, 2008, the Company completed a reverse stock split on the basis of one new share of common stock in exchange for every forty-two old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split. The Company also increased its authorized capital from 100,000,000 to 110,000,000 shares of which 100,000,000 shares of the total authorized capital shall be common stock and 10,000,000 shares shall be preferred stock.

(The accompanying notes are an integral part of these consolidated financial statements)

7.     Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (years)	Value
	#	$	#	#
Outstanding, February 29, 2008	7,738	66.15	0.73	–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Outstanding, May 31, 2008	7,738	66.15	0.48	–
Exercisable, May 31, 2008	7,738	66.15	0.48	–

At May 31, 2008, there were no unvested stock options.

8.	Commitments

	a)	On January 3, 2008, the Company through its wholly owned subsidiary Charity Tunes Inc., entered into an Agency and Promotion agreement (the “Agreement”) with World Wildlife Fund Canada (“WWF-Canada”) to raise money and awareness of WWF-Canada’s cause through the participation in promotional programs with Charity Tunes. The term of the agreement is one year, extended from year to year with a termination notice of 30 days prior to the end of a term by either party.

The Company will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold in its website for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

	b)	On August 31, 2004, the Company entered into an agreement with its current director and chief financial officer, Penny Green, and Bacchus Entertainment Ltd., a company 100% owned by Penny Green, whereby the net amount of monies borrowed by the Company from Penny Green or Bacchus Entertainment would all convert to a loan payable by the Company to Bacchus Entertainment and that Bacchus Entertainment would make further loans to the Company from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007, the loan agreement was again amended so that additional amounts loaned to the Company by Penny Green or Bacchus Entertainment would be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007, this agreement was further amended to extend the payment period to January 1, 2008. On January 1, 2008, this agreement was further amended to waive the January 1, 2008 payment deadline and to make payment due on demand. On May 30, 2008, the amounts due to related parties were consolidated into one and are now due to Penny Green. As at March 1, 2008, these amounts are non-interest bearing, unsecured and due on demand.

	c)	On July 10, 2007, the Company entered into a consulting agreement (the “Agreement”) with Velocity Communications Ltd. (“Velocity”). Pursuant to the Agreement, Velocity will create and implement a comprehensive investor and public relations strategy for the Company for the North American market. The term of the Agreement is for 12 months. In consideration for Velocity’s services, the Company will compensate Velocity with 10,000 restricted common shares per month during the term of the Agreement, payable in advance. The Company will also pay to Velocity a flat fee of $1,500 per month to cover all expenses. If the Agreement is terminated by either of the parties, any compensation paid to Velocity and not accrued at the time of termination will be refundable to the Company. At May 6, 2008, Velocity had not provided any services to the Company and the agreement was terminated.

	d)	On October 10, 2007, the Company entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby the Company agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 per track and CDN $1.08 per album download from the Company’s Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from the Company’s Charity Tunes website in the United States.

(The accompanying notes are an integral part of these consolidated financial statements)

9.	Reclassifications

Certain items for the period ended May 31, 2007, have been reclassified to conform to the current period presentation.

10.	Subsequent Events

On June 10, 2008, the Company completed a reverse stock split on the basis of one new share of common stock in exchange for every forty-two old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split. The Company also increased its authorized capital from 100,000,000 to 110,000,000 shares of which 100,000,000 shares of the total authorized capital shall be common stock and 10,000,000 shares shall be preferred stock.

(The accompanying notes are an integral part of these consolidated financial statements)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2008 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2007, AND FOR THE PERIOD FROM JUNE 4, 2001 (DATE OF INCEPTION) TO MAY 31, 2008.

Revenues:

During the three months ended May 31, 2008, we realized $131 in total revenue as compared to $86 in revenue for the three months ended May 31, 2007. As of May 31, 2008, we accumulated $5,366 in revenue from our inception of June 4, 2001. During the period ended May 31, 2008, we incurred a net loss of $62,759 as compared to the net loss of $125,870 incurred during the same period in 2007.

From June 4, 2001 (date of inception) to May 31, 2008 we have accumulated total expenses of $921,217 and a net loss of $834,884. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation.

Expenses:

The major components of our expenses for the three months ended May 31, 2008 are management fees, director’s fees, interest expense, marketing, and general administrative expenses which include telephone fees, couriers, postage, and corporate fees including corporate expenses, software development and office supplies.

Our management fees for the three months ended May 31, 2008 were $15,750 compared to $15,900 for the same period ended May 31, 2007. Our total accumulated management fees from June 4, 2001 (date of inception) to May 31, 2008 are $162,031.

Our director’s fees for the three months ended May 31, 2008 were $0 compared to $5,323 for the same period ended May 31, 2007. Our total accumulated director’s fees from June 4, 2001 (date of inception) to May 21, 2008 are $22,485.

Our interest expense for the three months ended May 31, 2008 was $0 compared to $7,457 for the same period ended May 31, 2007. Our total accumulated interest expense from June 4, 2001 (date of inception) to May 31, 2008 is $61,977.

Our marketing expense for the three months ended May 31, 2008 was $0 compared to $0 for the same period ended May 31, 2007. Our total accumulated marketing expense from June 4, 2001 (date of inception) to May 31, 2008 is $56,972.

Our general and administrative expenses for the three months ended May 31, 2008 are $5,042 compared to $33,347 for the three months ended May 31, 2007. This decrease in general and administrative expenses is mainly the result of decreased software development costs. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to May 31, 2008 are $154,398.

Our research and development costs for the three months ended May 31, 2008 were $0 compared to $30,273 for the same period ended May 31, 2007. The decrease in our research and development costs is due to the fact that we have capitalized those costs because development work on our website, www.charitytunes.com, is complete. Therefore, any amounts we have spent on research and development during the three month ended May 31, 2008 appear as an asset rather than as expenses on our consolidated financial statements. Our accumulated research and development costs from June 4, 2001 (date of inception) to May 31, 2008 are $77,629.

Our professional fees for the three months ended May 31, 2008 were $15,701 compared to $7,351 for the same period ended May 31, 2007. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to May 31, 2008 are $169,635.

We issued share based compensation of $0 during the three months ended May 31, 2008 compared to $25,670 for same period ended May 31, 2007. From June 4, 2001 (date of inception) to May 31, 2008 we issued $109,726 in stock based compensation. The decrease in stock based compensation during our past quarterly period is the result of decreased activities and the corresponding issuance of stock as payment for consulting services, promotional services, research & development services, and for capital equipment.

Net Losses:

Our net loss for the three months ended May 31, 2008 was $62,759 and our loss per share was $0.24 compared to a net loss of $125,630 and loss per share of $0.49 for the same period in 2007. The decrease in net loss for 2007 was as a result of our capitalization of research and development costs during the fiscal year, causing those expenses to appear as an asset rather than as expenses on our consolidated financial statements. Our net loss from June 4, 2001 (date of inception) to May 31, 2008 is $834,884.

Liquidity and Capital Resources:

As of May 31, 2008, we had cash of $1,387. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $923,427 from inception on June 4, 2001 through May 31, 2008, and the $175 loss we incurred on the sale of our subsidiary, Buzz Tub Media Inc., we generated a net deficit accumulated during the development stage of $834,884. We met our cash requirements during the development stage through the receipt of $415,560 advanced by Penny Green, our Director and Chief Financial Officer, and by Bacchus Entertainment Ltd. (“Bacchus Entertainment”), a company 100% owned by Penny Green, as well as $63,622 received in exchange for the sales of our common stock in private placements. We have generated nominal revenues in this period, and realized a negative cash flow from operations of $32,429 for the three months ended May 31, 2008 compared to a negative cash flow from operations of $66,781 for the same period in 2007. From June 4, 2001 (date of inception) to May 31, 2008, we have realized a negative cash flow from operations of $355,799. We have achieved liquidity from June 4, 2001 (date of inception) to May 31, 2008 principally from $415,560 advanced by Penny Green and Bacchus Entertainment.

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

Subsequent to the year end, on May 30, 2008 Penny Green and Bacchus Entertainment entered into an agreement with us whereby all monies and interest owed by us to Bacchus Entertainment were assigned to Penny Green. Under the agreement the parties agreed that no further interest will be charged on any outstanding balance of the monies loaned and we shall pay the full amount of the loan, being $411,017, on demand to Penny Green.

Our losses for the three months ended May 31, 2008 were $62,759 or $20,920 per month compared to $125,630 or $41,877 per month for the same period 2007.

We estimate that our expenses over the next 12 months (beginning in March 2008) will be approximately as follows:

Planned Expenses	Amount
Legal and Accounting	$100,000
Management/ Director Fees	$60,000
General Administration and working capital (includes office supplies and expenses, travel)	$100,000
Total	$260,000

As of May 31, 2008, we had cash of $1,387 and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and Directors through private placements. We intend to seek additional financing of approximately $2,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

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

Plan of Operation for the 12 Months ending May 31, 2009

Our plan is for Charity Tunes Inc. to market the website www.charitytunes.com and build alliances to increase traffic to our site. We are also looking for companies or businesses to acquire through a reverse merger.

Research and Development

During the three months ended May 31, 2008, we incurred $0 in expenses related to research and development. We do not anticipate that we will spend anything on research and development over the next 12 months.

Purchase of Significant Equipment

None.

Employees

We currently have no employees.

Subsequent Events

On June 10, 2008, our Board of Directors and holders of a majority of the outstanding shares of common stock approved (i) a 1-for-42 reverse stock split of the outstanding shares of common stock the Company and (ii) an increase in the number of authorized share capital of the Company from 100,000,000 to 110,000,000 shares. 100,000,000 shares out the total authorized capital shall be common stock and 10,000,000 shall be preferred stock. On June 26, 2008, the reverse stock split and the increase in the authorized capital came into effect.

We amended our Articles of Incorporation to effect the increase in the authorized capital and the reverse stock split by filing a Certificate of Amendment with the Delaware Secretary of State. On June 26, 2008, as a result of the Amendment, the number of the outstanding shares of our common stock was decreased from 10,854,629 shares to 258,444 shares of common stock.

The Company’s symbol on the Over the Counter Bulletin Board has changed, effective June 26, 2008, as a result of the reverse split from “SRVN.OB” to “SRLU.OB“.

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

Known Material Trends and Uncertainties

As of May 31, 2008 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

During the three months period ended May31, 2008, we paid $15,750 to our President and Chief Executive Officer in management fees pursuant to a management agreement. As at May 31, 2008, $2,250 is owed to him.

On May 30, 2008 Penny Green and Bacchus Entertainment Ltd. entered into an agreement with us whereby all monies and interest owed by us to Bacchus Entertainment were assigned to Penny Green. Under the agreement the parties agreed that no further interest will be charged on any outstanding balance of the monies loaned and we shall pay the full amount of the loan, being $415,560 as of May 30, 2008, on demand to Penny Green.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO

We did not change our internal control over financial reporting during our last fiscal quarter of 2008 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of May 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders and Use of Proceeds.

On June 10, 2008, holders of a majority (72%) of the outstanding shares of our common stock approved (i) a 1-for-42 reverse stock split of the outstanding shares of our common stock and (ii) an increase in the number of our authorized share capital from 100,000,000 to 110,000,000 shares, of which 100,000,000 are common and 10,000,000 are preferred shares. As the result of the reverse split, our issued and outstanding capital was decreased from 10,854,629 to 258,444 shares of common stock. We amended our Articles of Incorporation to effect the aforementioned changes by filing a Certificate of Amendment with the Delaware Secretary of the State.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of the Article of Incorporation (incorporated by reference as Exhibit Number 3.1 of disclosure in Form 8-K filed June 26, 2008)
10.1	Loan Agreement dated May 30, 2008 between Sound Revolution Inc., Penny Green, and Bacchus Entertainment Ltd.
Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC. (Registrant)

Date: July 15, 2008	By: /s/ Penny Green
Penny Green, Chairman, Secretary,
Chief Financial Officer and Director

Date: July 15, 2008	By: /s/ Robin Ram
Robin Ram, President
Chief Executive Officer and Director