Form 10-Q
period 2008-08-31
Sound Revolution Inc.
filed 2008-10-10
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3281 Chartwell Green	V3E 3M9
Coquitlam, British Columbia	(Zip Code)
Canada
(Address of principal executive offices)

Issuer's telephone number 604.376.0396

Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 6, 2008, the registrant’s outstanding common stock consisted of 258,478 shares.

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

Sound Revolution, Inc.
(A Development Stage Company)

August 31, 2008

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	August 31, 2008	February 29, 2008
	$	$
ASSETS
Current Assets
Cash	2,070	1,794
Prepaid expenses and other assets	10,856	11,378
Total Current Assets	12,926	13,172
Investment (Note 3)	–	10,000
Property and Equipment (Note 4)	8,420	10,110
Web Site Development Costs (Note 4)	791	33,833
Music Rights	342	342
Total Assets	22,479	67,457
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	65,271	43,241
Due to a related party (Note 5(a))	1,000	2,250
Note payable to related parties (Note 5(b))	522,843	441,243
Total Current Liabilities	589,114	486,734
Stockholders’ Equity (Deficit)
Preferred Stock: 10,000,000 share authorized; none issued	–	–
Common Stock: 100,000,000 shares authorized, $0.0001 par value 258,444 (February 29, 2008 – 258,444) shares issued and outstanding )	26	26
Additional Paid-in Capital	352,822	352,822
Deficit Accumulated During the Development Stage	(919,483)	(772,125)
Total Stockholders’ Equity (Deficit)	(566,635)	(419,277)
Total Liabilities and Stockholders’ Equity (Deficit)	22,479	67,457

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Month Period Ended	For the Three Month Period Ended	For the Six Month Period Ended	For the Six Month Period Ended	Accumulated From June 4, 2001 (Date of Inception)
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007	to August 31, 2008
	$	$	$	$	$
Sales	5	388	136	474	5,371
Cost of Sales	(20)	(330)	(246)	(798)	(7,596)
Gross Margin	(15)	58	(110)	(324)	(2,225)
Expenses
Directors fees	–	5,949	–	11,272	22,485
Marketing	–	4,532	–	4,532	56,972
Management fees (Note 5)	9,250	15,900	25,000	31,800	171,281
Professional fees	53,406	11,659	69,107	19,010	223,041
Research and development	–	–	–	30,273	77,629
Share based compensation	–	–	–	25,670	109,726
General and administrative	2,290	16,982	7,332	45,139	156,688
Interest expense	–	8,182	–	15,639	61,977
Depreciation and Amortization	9,638	8,862	35,809	14,292	116,002
Total Expenses	74,584	72,066	137,248	197,627	995,801
Operating Loss	(74,599)	(72,008)	(137,358)	(197,951)	(998,026)
Other Income\(Loss)
Gain on issue by subsidiary of its own shares outside the consolidated group	–	–	–	3	–
Non-controlling interest	–	–	–	70	–
Gain on write-off of debt	–	–	–	–	88,718
Loss on sale of subsidiary	–	–	–	–	(175)
Write-off of investment	(10,000)	–	(10,000)	–	(10,000)
Net Loss	(84,599)	(72,008)	(147,358)	(197,878)	(919,483)
Net Loss Per Share – Basic and Diluted	(0.33)	(0.28)	(0.57)	(0.77)
Weighted Average Shares Outstanding	258,444	257,177	258,444	256,469

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to August 31, 2008
(Unaudited)

				Deficit
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

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to August 31, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$
Balance – February 28, 2006	246,504	25	86,501	(125,151)	(38,625)
Issuance of common stock for professional services, March 2006	357	–	5,250	–	5,250
Issuance of common stock for debt settlement, April 2006	72	–	1,000	–	1,000
Issuance of common stock for management services, June 2006	476	–	5,000	–	5,000
Issuance of common stock for professional services, July 2006	314	–	12,012	–	12,012
Issuance of common stock for research and development, July 2006	95	–	1,880	–	1,880
Issuance of common stock for consulting services, July 2006	191	–	3,760	–	3,760
Issuance of common stock for consulting services, August 2006	100	–	1,974	–	1,974
Issuance of common stock for research and development, August 2006	80	–	1,508	–	1,508
Issuance of common stock for consulting services, August 2006	216	–	4,855	–	4,855
Issuance of common stock for management services, August 2006	52	–	1,364	–	1,364
Issuance of common stock for management services, August 2006	600	–	15,623	–	15,623
Issuance of common stock for management services, August 2006	138	–	3,702	–	3,702
Issuance of stock for consulting services, September 2006	–	–	2,464	–	2,464
Issuance of stock options for management services, September 2006	–	–	48,300	–	48,300
Issuance of common stock for web development services, September 2006	476	–	12,000	–	12,000
Issuance of common stock for capital equipment, September 2006	538	–	13,560	–	13,560
Issuance of common stock for research and development, September 2006	124	–	2,392	–	2,392
Issuance of common stock for promotional services, September 2006	714	–	6,300	–	6,300
Issuance of stock options for consulting services, October 2006	–	–	3,843	–	3,843
Issuance of stock options for directors’ fees, November 2006	–	–	38,200	–	38,200
Issuance of common stock for promotional services, November 2006	1,905	–	21,600	–	21,600
Issuance of common stock for research and development, December 2006	354	–	5,948	–	5,948
Net loss for the year	–	–	–	(415,178)	(415,178)
Balance – February 28, 2007	253,306	25	299,036	(540,329)	(241,268)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to August 31, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$
Balance – February 28, 2007	253,306	25	299,036	(540,329)	(241,268)
Issuance of stock options for management services, March 2007	–	–	10,622	–	10,622
Issuance of common stock for management services, April 2007	3,571	1	22,499	–	22,500
Issuance of stock options for directors’ fees, May 2007	–	–	6,297	–	6,297
Issuance of common stock for consulting services, June 2007	763	–	7,368	–	7,368
Issuance of common stock for directors’ fees, July 2007	350	–	5,000	–	5,000
Issuance of common stock for directors’ fees, September 2007	454	–	2,000	–	2,000
Net loss for the year	–	–	–	(231,796)	(231,796)
Balance – February 29, 2008	258,444	26	352,822	(772,125)	(419,277)
Net loss for the period	–	–	–	(147,358)	(147,358)
Balance – August 31, 2008 (Unaudited)	258,444	26	352,822	(919,483)	(566,635)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Six Month Period Ended	For the Six Month Period Ended	Accumulated From June 4, 2001 (Date of Inception)
	August 31, 2008	August 31, 2007	to August 31, 2008
	$	$	$
Operating Activities
Net loss for the period	(147,358)	(197,878)	(919,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35,809	14,292	116,002
Write-off of outstanding debt	–	–	(88,718)
Shares issued for services	–	34,868	164,941
Stock options issued in exchange for services	–	25,670	109,726
Write-off of investment	10,000	–	10,000
Change in operating assets and liabilities
Prepaid expenses and other assets	522	(8,919)	(10,856)
Accounts payable and accrued expenses	22,030	14,985	154,989
Accrued interest due to related parties	–	15,639	61,032
Net Cash Used In Operating Activities	(78,997)	(101,343)	(402,367)
Investing Activities
Purchase of music rights	–	–	(291)
Purchase of office equipment	–	–	(14,818)
Web site development costs	(1,077)	(17,513)	(96,887)
Investment	–	–	(10,000)
Net Cash Flows Used In Investing Activities	(1,077)	(17,513)	(121,996)
Financing Activities
Advances from related parties	80,350	128,532	462,811
Proceeds from issuance of common stock	–	–	63,622
Net Cash Flows Provided By Financing Activities	80,350	128,532	526,433
Foreign exchange effect on cash	–	722	–
(Decrease) Increase in Cash	276	10,398	2,070
Cash - Beginning of Period	1,794	6,974	–
Cash - End of Period	2,070	17,372	2,070
Non-cash Investing and Financing Activities
Common stock issued for property and equipment	–	–	13,560
Common stock issued for debt settlement	–	–	1,000
Supplemental Disclosures
Interest paid	–	–	1,082
Income taxes paid	–	–	–

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

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $919,483 at August 31, 2008, and has used cash of $402,367 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A major stockholder and a company controlled by the Company's  former CFO have agreed to make loans to the Company ($522,843 has been drawn through August 31, 2008) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require, except for services provided by the Company’s independent auditor.

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

Website Development Costs

Website development costs are accounted for in accordance with Emerging Issues Task Force EITF 00-2, “Accounting for Web Site Development Costs,” with applicable guidance from AICPA statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s internal website development processes are relatively short-term in nature. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized, on a straight-line basis over the estimated useful life, if management believes such costs are significant. Maintenance and enhancement costs are typically expensed as incurred unless such costs relate to substantial upgrades and enhancements to the website that result in added functionality in which case the costs will be capitalized and amortized on a straight-line basis, over the estimated useful life, if management believes such costs are significant.

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
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.   Summary of Significant Accounting Principles (Continued)

Notes Payable to Related Parties

The Company has notes payable to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008. (prior to that date the borrowings from the related party were non-interest bearing). Starting March 1, 2008, the notes are unsecured, non-interest bearing and are payable on demand.

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

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc to obtain the rights to sell over 1,000,000 songs and ring tones. The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs (at $0.10 per song). The Company agreed to pay an additional $90,000 for the remaining 900,000 songs, which it is not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60% and 70% of the sale price.  The Company does not intend to renew the agreement and therefore the carrying cost of $10,000 has been charged to operations during the fiscal quarter ended August 31, 2008.

4.	Property and Equipment

			August 31, 2008	February 29, 2008
	Cost	Accumulated Depreciation and Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$
Equipment	16,745	8,325	8,420	10,110
Website Development Costs	108,626	107,835	791	33,833
	125,371	116,160	9,211	43,943

5.	Related Party Transactions

a)
During the period ended August 31, 2008, a former director of the Company received $25,000 (2007 - $31,800) in management fees pursuant to a management agreement. As at August 31, 2008, $1,000 (February 29, 2008 - $2,250) is owed to him.

b)
The Company has notes payable of $522,843 (February 29, 2008 - $441,243) to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). From March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

6.	Common Stock

  On June 10, 2008, the Company completed a reverse stock split on the basis of one new share of common stock in exchange for every forty-two old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split       The Company also increased its authorized capital from 100,000,000 to 110,000,000 shares of which 100,000,000 shares of the total authorized capital shall be common stock and 10,000,000 shares shall be preferred stock.

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

7.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Shares #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $
Outstanding, February 29, 2008	7,738	66.15	0.73	–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Outstanding, August 31, 2008	7,738	66.15	0.23	–
Exercisable, August 31, 2008	7,738	66.15	0.23	–

                    At August 31, 2008, there were no unvested stock options.

8.	Commitments

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

9.	Reclassifications

Certain items for the period ended May 31, 2007, have been reclassified to conform to the current period presentation.

10.	Subsequent Event

On September 8, 2008, the former president of the Company resigned and agreed to settle all outstanding amounts and to cancel all outstanding options in his name for $1,000.  This amount is included in Notes payable to related parties at August 31, 2008.

On September 15, 2008 the former director, chief financial officer, principal accounting officer, secretary and treasure resigned.

On September 15, 2008 the Company appointed a new director, president, chief executive officer, chief financial officer, principal accounting officer, secretary and treasurer. The terms of engagement and compensation for the appointee’s services as an officer and director have not been finalized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2007, AND FOR THE PERIOD FROM JUNE 4, 2001 (DATE OF INCEPTION) TO AUGUST 31, 2008.

Revenues:

During the six months ended August 31, 2008, we realized total revenue of $136 compared to $474 for the six months ended August 31, 2007 and we incurred a net loss of $147,358 for the six months ended August 31, 2008 compared to a net loss of $197,878 for the same period in 2007.  During the three months ended August 31, 2008, our total revenue came to $5 as compared to $388 in revenue for the three months ended August 31, 2007. As of August 31, 2008, we accumulated $5,371 in revenue from our inception of June 4, 2001. During the period ended August 31, 2008, we incurred a net loss of $84,599 as compared to the net loss of $72,008 incurred during the same period in 2007.

From June 4, 2001 (date of inception) to August 31, 2008 we have accumulated total expenses of $995,801 and a net loss of $919,483. Although we have begun to realize nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation.

Expenses:

The major components of our expenses for the six months ended August 31, 2008 are management fees, professional fees, depreciation and amortization, and general administrative expenses which include telephone fees, couriers, postage, and corporate fees including corporate expenses, software development and office supplies.

Our management fees for the six months ended August 31, 2008 were $25,000 compared to $31,800 for the same period ended August 31, 2007. For the period of three month ended August 31, 2008, our management fees came to $9,250, which is a decrease of $6,650 as compared to the results of $15,900 for the same quarter of 2007. The decrease is due to the resignation of Garry Newman as our director. Our total accumulated management fees from June 4, 2001 (date of inception) to August 31, 2008 are $171,281.

For the six months ended August 31, 2008 we did not incur any expense related to director’s fees, whereas we spent $11,272 on director’s fees during the six months ended August 31, 2007. Our director’s fees for the three months ended August 31, 2008 were $0 compared to $5,949 for the same period ended August 31, 2007. Our total accumulated director’s fees from June 4, 2001 (date of inception) to August 21, 2008 are $22,485.

We incurred no interest expense during the six months ended August 31, 2008. For the six months ended August 31, 2007 our interest expense amounted to $15,639. Our interest expense for the three months ended August 31, 2008 was $0 compared to $8,182 for the same period ended August 31, 2007. The drop in the interest expense was the result of the latest amendment to the loan agreement between Penny Green, Bacchus Entertainment and us.  Our total accumulated interest expense from June 4, 2001 (date of inception) to August 31, 2008 is $61,977.

For the six months ended August 31, 2008 our marketing expenses came to $0 as compared to $4,532 for the same period of 2007. During the three months ended August 31, 2008 we did not incur any marketing expenses as well, whereas we spent $4,532 on marketing during the period ended August 31, 2007. Our total accumulated marketing expense from June 4, 2001 (date of inception) to August 31, 2008 is $56,972.

Our general and administrative expenses for the six months ended August 31, 2008 were $7,332 compared to $45,139 for the six months ended August 31, 2007. During the three months ended August 31, 2008 our general and administrative expenses came to $2,290, which was a decrease of $14,692 as compared to the results of $16,982 for the three months ended August 31, 2008. This decrease in general and administrative expenses is mainly the result of decreased software development costs. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to August 31, 2008 are $156,688.

We did not have any research and development expenses for the six months ended August 31, 2008, whereas we expended $30,273 on research and development in the same period of 2007 which mainly related to the development cost on our website. Our research and development costs for the three months ended August 31, 2008 were $0 compared to $0 for the same period ended August 31, 2007.. Our accumulated research and development costs from June 4, 2001 (date of inception) to August 31, 2008 are $77,629.

For the six months ended August 31, 2008 we spent $69,107 on professional fees as compared to $19,010 for the same period of 2007. Our professional fees for the three months ended August 31, 2008 were $53,406 compared to $11,659 for the same period ended August 31, 2007. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to August 31, 2008 are $223,041.

During the six months ended August 31, 2008 we had no share based compensation expense, whereas we spent $25,670 on share based compensation during the six months of the same period in the previous year. We did not spend any amounts on share based compensation during the three months ended August 31, 2008 nor during the three months ended August 31, 2007. From June 4, 2001 (date of inception) to August 31, 2008 we issued $109,726 in stock based compensation. The decrease in stock based compensation during our past quarterly period is the result of decreased activities and the corresponding issuance of stock as payment for consulting services, promotional services, research & development services, and for capital equipment.

Net Losses:

We incurred a net loss of $147,358 and our loss per share came to $0.57 for the six months ended August 31, 2008 as compared to a net loss of $197,878 and a loss per share of $0.77 for the same period of the previous year. Our net loss for the three months ended August 31, 2008 was $84,599 and our loss per share was $0.33 compared to a net loss of $72,008 and loss per share of $0.28 for the same period in 2007. Our net loss from June 4, 2001 (date of inception) to August 31, 2008 is $919,483.

Liquidity and Capital Resources:

As of August 31, 2008, we had cash of $2,070. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $998,026 from inception on June 4, 2001 through August 31, 2008, and the $175 loss we incurred on the sale of our subsidiary, Buzz Tub Media Inc., we generated a net deficit accumulated during the development stage of $919,483. We met our cash requirements during the development stage through the receipt of $415,560 advanced by Penny Green, our former Director and Chief Financial Officer, and by Bacchus Entertainment Ltd. (“Bacchus Entertainment”), a company 100% owned by Penny Green, as well as $63,622 received in exchange for the sales of our common stock in private placements. We have generated nominal revenues in this period, and realized a negative cash flow from operations of $78,997 for the three months ended August 31, 2008 compared to a negative cash flow from operations of $101,343 for the same period in 2007. From June 4, 2001 (date of inception) to August 31, 2008, we have realized a negative cash flow from operations of $402,367. We have achieved liquidity from June 4, 2001 (date of inception) to August 31, 2008 principally from $415,560 advanced by Penny Green and Bacchus Entertainment.

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

Our losses for the three months ended August 31, 2008 were $84,599 or $28,200 per month compared to $72,008 or $24,003 per month for the same period 2007.

We estimate that our expenses over the next 12 months (beginning in June 2008) will be approximately as follows:

Planned Expenses	Amount
Legal and Accounting	$100,000
Management/ Director Fees	$60,000
General Administration and working capital (includes office supplies and expenses, travel)	$100,000
Total	$260,000

As of August 31, 2008, we had cash of $2,070 and we believe that we need approximately an additional $2,000,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and Directors through private placements. We intend to seek additional financing of approximately $2,000,000 to complete and launch our products into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for services.

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

The license agreement with CD Baby, Inc. of September 21, 2006 has been terminated as of September 21, 2008.

Plan of Operation for the 12 Months ending August 31, 2009

Our plan is for Charity Tunes Inc. to market the website www.charitytunes.com and build alliances to increase traffic to our site. We are also looking for companies or businesses to acquire through a reverse merger.

Research and Development

During the six and three months ended August 31, 2008, we incurred $0 in expenses related to research and development. We do not anticipate that we will spend anything on research and development over the next 12 months.

Purchase of Significant Equipment

None.

Employees

We currently have no employees.

Subsequent Events

On September 8, 2008, Robin Ram resigned as our President, Chief Executive Officer and Director. On September 14, 2008, we accepted a resignation of Penny Green, who was our Chief Financial Officer, Secretary and Treasurer.

On September 15, 2008, Catherine LeBlanc was appointed as our sole Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. The terms of Ms. LeBlanc’s engagement and compensation for services as an officer and Director have not been finalized as of the date of this report.

Critical Accounting Policies

Our critical accounting policies, including their underlying assumptions and judgments, are disclosed in the Notes to the consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for the application of management’s judgment. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. The following are what management considers Sound Revolution’s critical accounting policies to be:

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

Known Material Trends and Uncertainties

As of August 31, 2008 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

During the period ended August 31, 2008, our former director received $25,000 (2007 - $31,800) in management fees pursuant to a management agreement. As at August 31, 2008, $1,000 is owed to him.

We have notes payable of $522,843 (February 29, 2008 - $441,243) to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). From March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO..

We did not change our internal control over financial reporting during our last fiscal quarter of 2008 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of August 31, 2008.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Cheif Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC.
(Registrant)
Date: October 10, 2008	By: /s/ Catherine LeBlanc
Catherine LeBlanc, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary