Form 10-Q
period 2008-11-30
Sound Revolution Inc.
filed 2009-01-14
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333 - 118398

SOUND REVOLUTION INC.
(Name of Small Business Issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Vancouver Street, Suite 207
Barrie, Ontario, Canada	L4M 4M1
(Address of principal executive offices)	(Zip Code)

705 321 2428
(Issuer's telephone number)

3281 Chartwell Green
Coquitlam, British Columbia
Canada  V3E 3M9
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 23, 2008, the registrant’s outstanding common stock consisted of 258,444 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

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

Sound Revolution, Inc.
(A Development Stage Company)

November 30, 2008

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	November 30, 2008	February 29, 2008
	$	$
ASSETS

Current Assets

Cash	722	1,794
Prepaid expenses and other assets	10,004	11,378

Total Current Assets	10,726	13,172

Investment (Note 3)	–	10,000
Property and Equipment (Note 4)	7,586	10,110
Web Site Development Costs (Note 4)	265	33,833
Music Rights	342	342

Total Assets	18,919	67,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	35,492	43,241
Due to related a party (Note 5(a))	–	2,250
Note payable to related parties (Note 5(b))	558,854	441,243

Total Current Liabilities	594,346	486,734

Stockholders’ Deficit

Preferred Stock: 10,000,000 share authorized; none issued	–	–

Common Stock: 100,000,000 shares authorized, $0.0001 par value 258,444 (February 29, 2008 – 258,444) shares issued and outstanding	26	26

Additional Paid-in Capital	352,822	352,822

Deficit Accumulated During the Development Stage	(928,275)	(772,125)

Total Stockholders’ Deficit	(575,427)	(419,277)

Total Liabilities and Stockholders’ Deficit	18,919	67,457

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Month Period Ended	For the Three Month Period Ended	For the Nine Month Period Ended	For the Nine Month Period Ended	Accumulated From June 4, 2001 (Date of Inception)
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007	to November 30, 2008
	$	$	$	$	$

Sales	–	171	136	645	5,371

Cost of Sales	–	(422)	(246)	(1,220)	(7,596)

Gross Margin	–	(251)	(110)	(575)	(2,225)

Expenses

Directors fees	–	22,988	–	34,260	22,485
Marketing	–	7,639	–	12,171	56,972
Management fees (Note 5)	–	15,900	25,000	47,700	171,281
Professional fees	6,541	183	75,648	19,193	229,582
Research and development	–	–	–	30,273	77,629
Share based compensation	–	–	–	25,670	109,726
General and administrative	891	1,981	8,223	47,121	157,579
Interest expense	–	9,265	–	24,904	61,977
Depreciation and amortization	1,360	13,385	37,169	27,676	117,362

Total Expenses	8,792	71,341	146,040	268,968	1,004,593

Operating Loss	(8,792)	(71,592)	(146,150)	(269,543)	(1,006,818)

Other Income (Loss)

Gain on issue by subsidiary of its own shares outside the consolidated group	–	(3)	–	–	–
Non-controlling interest	–	(70)	–	–	–
Gain on write-off of debt	–	–	–	–	88,718
Loss on sale of subsidiary	–	(175)	–	(175)	(175)
Write-off of investment	–	–	(10,000)	–	(10,000)

Net Loss	(8,792)	(71,840)	(156,150)	(269,718)	(928,275)

Net Loss Per Share – Basic and Diluted	(0.03)	(0.28)	(0.60)	(1.05)

Weighted Average Shares Outstanding	258,444	258,419	258,444	257,114

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2008
(Unaudited)

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
For the Period from June 4, 2001 (Date of Inception) to November 30, 2008
(Unaudited)

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

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to November 30, 2008
(Unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the
	Shares	Amount	Capital	Development Stage	Total
	#	$	$	$	$

Balance – February 28, 2007	253,306	25	299,036	(540,329)	(241,268)

Issuance of stock options for management services, March 2007	–	–	10,622	–	10,622
Issuance of common stock for management services, April 2007	3,571	1	22,499	–	22,500
Issuance of stock options for directors’ fees, May 2007	–	–	6,297	–	6,297
Issuance of common stock for consulting services, June 2007	763	–	7,368	–	7,368
Issuance of common stock for directors’ fees, July 2007	350	–	5,000	–	5,000
Issuance of common stock for directors’ fees, September 2007	454	–	2,000	–	2,000
Net loss for the year	–	–	–	(231,796)	(231,796)

Balance – February 29, 2008	258,444	26	352,822	(772,125)	(419,277)

Net loss for the period	–	–	–	(156,150)	(156,150)

Balance – November 30, 2008 (Unaudited)	258,444	26	352,822	(928,275)	(575,427)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Nine Month Period Ended	For the Nine Month Period Ended	Accumulated From June 4, 2001 (Date of Inception)
	November 30, 2008	November 30, 2007	to November 30, 2008
	$	$	$

Operating Activities

Net loss for the period	(156,150)	(269,718)	(928,275)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	37,169	27,676	117,362
Write-off of outstanding debt	–	–	(88,718)
Shares issued for services	–	36,868	164,941
Stock options issued in exchange for services	–	25,670	109,726
Write-off of investment	10,000	–	10,000

Change in operating assets and liabilities
Prepaid expenses and other assets	1,374	(9,651)	(10,004)
Accounts payable and accrued expenses	(7,749)	7,127	125,210
Accrued interest due to related parties	–	24,923	61,032

Net Cash Used In Operating Activities	(115,356)	(157,105)	(438,726)

Investing Activities
Purchase of music rights	–	–	(291)
Purchase of office equipment	–	–	(14,818)
Web site development costs	(1,077)	(1,800)	(96,887)
Investment	–	–	(10,000)

Net Cash Flows Used In Investing Activities	(1,077)	(1,800)	(121,996)

Financing Activities
Advances from related parties	115,361	168,372	497,822
Proceeds from issuance of common stock	–	–	63,622

Net Cash Flows Provided By Financing Activities	115,361	168,372	561,444

Foreign Exchange Effect on Cash	–	1,679	–

(Decrease) Increase in Cash	(1,072)	11,146	722

Cash - Beginning of Period	1,794	6,974	–

Cash - End of Period	722	18,120	722

Non-cash Investing and Financing Activities
Common stock issued for property and equipment	–	–	13,560
Common stock issued for debt settlement	–	–	1,000

Supplemental Disclosures
Interest paid	–	–	1,082
Income taxes paid	–	–	–

Sound Revolution, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Sound Revolution, Inc. (the "Company"), was incorporated under the laws of the State of Delaware. While the Company sponsored one marketing event to promote its intended purpose in fiscal year 2004 and has begun to realize nominal revenues from its website, it continues to be in the development stage. The Company is planning to pursue the business of providing tools and services for music distribution and promotion and is currently designing a website for this purpose. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes, Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online.

Going Concern

As shown in the financial statements, the Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their intended business activities. In addition, the Company has incurred losses since inception resulting in a net accumulated deficit of $928,275 at November 30, 2008, and has used cash of $438,726 in operating activities since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

The Company expects that its cash requirements over the next 12 months will not exceed $2,000,000. A major stockholder former CFO of the Company and a company controlled by that person have agreed to make loans to the Company ($558,854 has been drawn through November 30, 2008) to meet part of its capital requirements for that period. For the balance of working capital it requires for the next 12 months, the Company plans to generate cash from the sale of stock to the public and existing stockholders. When possible, the Company plans to issue stock for professional services it may require, except for services provided by the Company’s independent auditor.

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.   Summary of Significant Accounting Principles (Continued)

Music Rights

In February 2003, the Company purchased for $298 ($400 Canadian) the rights to represent a musician artist in the release of his first musical album. The artist is a former officer of the Company. Music rights include non-inclusive use of and distribution rights to the songs in various multi-media formats from the musician's first album. The music rights will be tested at least annually for impairment. There has been no impairment of music rights in any of the periods presented. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009. Changes in foreign exchange rates since acquisition increased the carrying cost to $342.

Impairment of Long-Lived Assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of intangible assets was recorded during 2008 and 2007.

Property and Equipment

Property and equipment, consisting primarily of office equipment, is stated at cost and is depreciated using the straight-line method over the estimated lives of the related assets of five years.

Website Development Costs

Website development costs are accounted for in accordance with Emerging Issues Task Force EITF 00-2, “Accounting for Web Site Development Costs,” with applicable guidance from AICPA statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s internal web site development processes are relatively short-term in nature. The costs incurred in the preliminary stages of development are expenses as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized, on a straight-line basis over the estimated useful life, if management believes such costs are significant. Maintenance and enhancement costs are typically expensed as incurred unless such costs relate to substantial upgrades and enhancements to the web site that result in added functionality in which case the costs will be capitalized and amortized on a straight-line basis, over the estimated useful life, if management believes such costs are significant.

Web site development costs are amortized using the straight-line method over the estimated useful life of one year.

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.   Summary of Significant Accounting Principles (Continued)

Notes Payable to Related Parties

The Company has notes payable to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008, (prior to that date the borrowings from the related party were non-interest bearing). Starting March 1, 2008, the notes are unsecured, non-interest bearing and payable on demand.

Research and Development Expenses

Research and development costs are expensed as incurred.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  The Company’s outstanding stock options were excluded since their effect is anti-dilutuve due to the Company’s net loss

Income Taxes

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

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company. Since the Company has not filed a US federal income tax returnsince inception all tax years remain open to IRS audit.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued expenses, and the note payable to related parties. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and/or approximation of current market interest rates.

Stock Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,”,using the fair value method.

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

2.   Summary of Significant Accounting Principles (Continued)

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial statements.

3.    Investment

On September 21, 2006 the Company entered into a Wholesale Digital Download and Master Tone agreement with CD Baby, Inc. to obtain the rights to sell over 1,000,000 songs and ring tones. The initial term of the agreement is for one year and shall extend on a year to year basis. The Company has paid CD Baby $10,000 for 100,000 songs (at $0.10 per song). The Company agreed to pay an additional $90,000 for the remaining 900,000 songs, which it is not obligated to do. Upon sales of the songs, the Company is obligated to pay royalties to CD Baby Inc. of between 60% and 70% of the sale price. The agreement was cancelled on September 21, 2008.Therefore the carrying cost of $10,000 was charged to operations during the fiscal quarter ended August 31, 2008.

4.   Property and Equipment

		Accumulated	November 30, 2008	February 29, 2008
		Depreciation and	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	16,746	9,160	7,586	10,110
Web Site Development Costs	108,626	108,361	265	33,833
	125,372	117,521	7,851	43,943

5.   Related Party Transactions

a)
During the period ended November 30, 2008, a former director of the Company received $25,000 (2007 - $47,700) in management fees pursuant to a management agreement. As at November 30, 2008, $Nil (February 29, 2008 - $2,250) is owed to him.

b)
The Company has notes payable of $558,854 (February 29, 2008 - $441,243) to a related party that was bearing interest at 10%. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008, (prior to that date the borrowings from the related parties were non-interest bearing). Starting March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

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

Sound Revolution, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

7.   Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Shares #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $

Outstanding, February 29, 2008	7,738	66.15	0.73	–

Granted	–	–	–	–
Exercised	–	–	–	–
Expired	(5,357)	48.89	–	–

Outstanding, November 30, 2008	2,381	105.00	0.34	–

Exercisable, November 30, 2008	2,381	105.00	0.34	–

At November 30, 2008, there were no unvested stock options.

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

b)
On August 31, 2004, the Company entered into an agreement with its former director and chief financial officer, Penny Green, and Bacchus Entertainment Ltd., a company 100% owned by Penny Green, whereby the net amount of monies borrowed by the Company from Penny Green or Bacchus Entertainment would all convert to a loan payable by the Company to Bacchus Entertainment and that Bacchus Entertainment would make further loans to the Company from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007, the loan agreement was again amended so that additional amounts loaned to the Company by Penny Green or Bacchus Entertainment would be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007, this agreement was further amended to extend the payment period to January 1, 2008. On January 1, 2008, this agreement was further amended to waive the January 1, 2008 payment deadline and to make payment due on demand. On May 30, 2008, the amounts due to related parties were consolidated into one and are now due to Penny Green. Starting March 1, 2008, these amounts are non-interest bearing, unsecured and due on demand.

c)
On October 10, 2007, the Company entered into an amendment agreement with Puretracks Inc. (“Puretracks”), whereby the Company agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 per track and CDN$1.08 per album downloaded from the Company’s Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from the Company’s Charity Tunes website in the United States.

9.   Reclassifications

Certain items for the period ended November 30, 2008, have been reclassified to conform to the current period presentation.

10. Subsequent Event

During the three month period ended November 30, 2008, the Company was engaged in ongoing discussions regarding a potential merger agreement whereby the Company would become a wholly-owned subsidiary of the potential merger candidate.  As of January 14, 2009, although discussions regarding the potential merger continue, there is no agreement between the Company and the potential merger candidate regarding the merger.
.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2007, AND FOR THE PERIOD FROM JUNE 4, 2001 (DATE OF INCEPTION) TO NOVEMBER 30, 2008.

Revenue:

During the nine months ended November 30, 2008, we realized total revenue of $136 compared to $645 for the nine months ended November 30, 2007 and we incurred a net loss of $156,150 for the nine months ended November 30, 2008 compared to a net loss of $269,718 for the same period in 2007.  During the three months ended November 30, 2008, our total revenue were $0 as compared to $171 in revenue for the three months ended November 30, 2007. Also during the three months ended November 30, 2008, we incurred a net loss of $8,792 as compared to the net loss of $71,840 incurred during the same period in 2007.

From June 4, 2001 (date of inception) to November 30, 2008 we have accumulated revenue of $5,371, total expenses of $1,004,593, and a net loss of $928,275. Although we have realized nominal revenue from website activity, we still consider ourselves to be in the development stage for financial statement presentation.

Expenses:

The major components of our expenses for the nine months ended November 30, 2008 are management fees, professional fees, depreciation and amortization, and general administrative expenses which include telephone fees, couriers, postage, and corporate fees including corporate expenses, software development and office supplies.

Our management fees for the nine months ended November 30, 2008 were $25,000 compared to $47,700 for the same period ended November 30, 2007. For the three months ended November 30, 2008, our management fees were $0 compared to $15,900 for the same period in 2007. The decrease is due to the resignation of Garry Newman as our director, and to the fact that we have not yet completed any compensation arrangements regarding the compensation of our sole officer and director, Catherine LeBlanc.  Our total accumulated management fees from June 4, 2001 (date of inception) to November 30, 2008 are $171,281.

For the nine months ended November 30, 2008 we did not incur any expense related to director’s fees, whereas we spent $34,260 on director’s fees during the nine months ended November 30, 2007. Our director’s fees for the three months ended November 30, 2008 were $0 compared to $22,988 for the same period ended November 30, 2007. Our total accumulated director’s fees from June 4, 2001 (date of inception) to November 30, 2008 are $22,485.

We incurred no interest expense during the nine months ended November 30, 2008. For the nine months ended November 30, 2007 our interest expense amounted to $24,904. Our interest expense for the three months ended November 30, 2008 was $0 compared to $9,265 for the same period ended November 30, 2007. The drop in the interest expense was the result of the latest amendment to the loan agreement between Penny Green, Bacchus Entertainment Ltd. and us.  Our total accumulated interest expense from June 4, 2001 (date of inception) to November 30, 2008 is $61,977.

For the nine months ended November 30, 2008 our marketing expenses came to $0 as compared to $12,171 for the same period of 2007. During the three months ended November 30, 2008 we also did not incur any marketing expenses, whereas we spent $7,639 on marketing during the period ended November 30, 2007. The decrease in marketing expenses during the current fiscal year resulted from a general decrease in our marketing activities in an effort to reduce our operating costs. Our total accumulated marketing expense from June 4, 2001 (date of inception) to November 30, 2008 is $56,972.

Our general and administrative expenses for the nine months ended November 30, 2008 were $8,223 compared to $47,121 for the nine months ended November 30, 2007. During the three months ended November 30, 2008 our general and administrative expenses were $891, compared to $1,981 for the three months ended November 30, 2007. The decrease in our general and administrative expenses during the current fiscal year is mainly the result of decreased software development costs. Our accumulated general and administrative expenses from June 4, 2001 (date of inception) to November 30, 2008 are $157,579.

We did not have any research and development expenses for the nine months ended November 30, 2008, whereas we expended $30,273 on research and development in the same period of 2007 which mainly related to the development cost on our website. Our research and development costs for the three months ended November 30, 2008 and for the three months ended November 30, 2007 were $0.  Our accumulated research and development costs from June 4, 2001 (date of inception) to November 30, 2008 are $77,629.

For the nine months ended November 30, 2008 we spent $75,648 on professional fees as compared to $19,193 for the same period of 2007. Our professional fees for the three months ended November 30, 2008 were $6,541 compared to $183 for the same period ended November 30, 2007. Our professional fees are mainly attributable to our auditor costs. Our total accumulated professional fees from June 4, 2001 (date of inception) to November 30, 2008 are $229,582.

During the nine months ended November 30, 2008 we had no share based compensation expense, whereas we spent $25,670 on share based compensation during same period in 2007. We had no share based compensation during the three months ended November 30, 2008 or during the same period ended November 30, 2007. From June 4, 2001 (date of inception) to November 30, 2008 we issued $109,726 in stock based compensation. The decrease in stock based compensation during our past quarterly period is the result of decreased activities and the corresponding issuance of stock as payment for consulting services, promotional services, research & development services, and for capital equipment.

Net Losses:

We incurred a net loss of $156,150 and a loss per share of $0.60 for the nine months ended November 30, 2008 as compared to a net loss of $269,718 and a loss per share of $1.05 for the same period in 2007. For the three months ended November 30, 2008 our net loss was $8,792 and our loss per share was $0.03, compared to our net loss of $71,840 and loss per share of $0.28 for the same period in 2007. Our net loss from June 4, 2001 (date of inception) to November 30, 2008 is $928,275.

Liquidity and Capital Resources:

As of November 30, 2008, we had cash of $722. We intend to continue to make financial investments in marketing, digital music rights acquisitions, technology, software development and website development. We expect to incur substantial losses over the next year.

As a result of our operating loss of $1,006,818 from inception on June 4, 2001 through November 30, 2008, a gain on the write off of debt equal to $88,718; a write off of investment equal to $10,000, and a loss of $175 incurred on the sale of our subsidiary, Buzz Tub Media Inc., we generated a net deficit accumulated during the development stage of $928,275. We met our cash requirements during the development stage through the receipt of $497,822 advanced by Penny Green, our former Director and Chief Financial Officer, and by Bacchus Entertainment Ltd. a company 100% owned by Penny Green, as well as $63,622 received in exchange for the sales of our common stock in private placements. We have generated nominal revenue in this period, and realized a negative cash flow from operations of $115,356 for the nine months ended November 30, 2008 compared to a negative cash flow from operations of $157,105 for the same period in 2007. From June 4, 2001 (date of inception) to November 30, 2008, we have realized a negative cash flow from operations of $438,726. We have achieved liquidity from June 4, 2001 (date of inception) to November 30, 2008 principally from $497,822 advanced by Penny Green and Bacchus Entertainment.

On November 30, 2004, Penny Green and Bacchus Entertainment entered into an agreement with us whereby the net amount of monies borrowed by us from Penny Green and Bacchus Entertainment would all convert to a loan owed by us to Bacchus and that Bacchus would make further loans to us from time to time with interest accruing at the annual rate of 10% up to an aggregate of $70,000. On November 30, 2004, pursuant to an addendum, the parties agreed that interest on the loan monies would accrue quarterly and would be due within 45 days of the end of each quarter. On January 1, 2007 the loan agreement was again amended so that additional amounts loaned to us by Penny Green or Bacchus Entertainment will be subject to the loan agreement and so monthly payments will not be required until September 1, 2007. On June 30, 2007 this agreement was further amended to extend the payment period to January 1, 2008. On January 1, 2008, this agreement was further amended to waive the January 1, 2008 payment deadline and to make the payment due upon demand.

On May 30, 2008, Penny Green and Bacchus Entertainment entered into an agreement with us whereby all monies and interest owed by us to Bacchus Entertainment were assigned to Penny Green. Under the agreement the parties agreed that effective as March 1, 2008, no further interest will be charged on any outstanding balance of the monies loaned and we shall pay the full amount of the loan on demand to Penny Green.

Our losses for the nine months ended November 30, 2008 were $156,150 or $17,350 per month compared to $269,718 or approximately $29,969 per month for the same period 2007.

We estimate that our expenses over the next 12 months (beginning in November 2008) will be approximately as follows:

Planned Expenses	Amount
Legal and Accounting	$30,000
Accounts Payable	$35,492
Note Payable to Related Parties	$558,854
General Administration and working capital (includes office supplies and expenses, travel)	$20,000
Total	$644,346

As of November 30, 2008, we had cash of $722 and we believe that we need approximately an additional $644,346 to meet our basic minimum capital requirements over the next 12 months.. We intend to seek additional financing of approximately $1,000,000 to cover our current debt. We will consider strategic alternatives to our current business model in order to attract financing. For example, we may decide to enter into a reverse merger agreement.

If we are unable to raise necessary capital to meet our capital requirements, we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

The effect of inflation on our operating results has not been significant. Our operations are located primarily in Canada. There are no legal or practical restrictions on our ability to transfer funds between Sound Revolution and our subsidiary companies.

Research and Development

During the nine and three months ended November 30, 2008, we incurred no expenses related to research and development. We do not anticipate that we will incur any expenses related to research and development over the next 12 months, unless we significantly change our business or enter into a reverse merger transaction.

Purchase of Significant Equipment

None.

Employees

We currently have no employees.  Catherine, LeBlanc, our sole Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer currently provides her services to us as a consultant and without remuneration.  We anticipate entering into a consultancy agreement with Ms. LeBlanc in due course.

On September 8, 2008, Robin Ram resigned as our President, Chief Executive Officer and Director. On September 14, 2008, we accepted a resignation of Penny Green, who was our Chief Financial Officer, Secretary and Treasurer.

On September 15, 2008, Catherine LeBlanc was appointed as our sole Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. The terms of Ms. LeBlanc’s engagement and compensation for services as an officer and Director have not been finalized as of the date of this report. Also on September 15, 2008, we moved our executive office to Barrie, Ontario.

Subsequent Events

During the three month period ended November 30, 2008, the Company was engaged in ongoing discussions regarding a potential merger agreement whereby the Company would become a wholly-owned subsidiary of the potential merger candidate.  As of January 14, 2009, although discussions regarding the potential merger continue, there is no agreement between the Company and the potential merger candidate regarding the merger.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments” using the fair value method.

All transactions in which goods or services are of consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Known Material Trends and Uncertainties

As of November 30, 2008 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized,and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended February 29, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 29, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders and Use of Proceeds.

None.

Item 5. Other Information.

On September 21, 2008 we terminated the Wholesale Digital Download and Master Tone agreement with CD Baby dated September 21, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Discription
10.1	Wholesale Digital Download and Master Tone Agreement with CD Baby dated September 21, 2006, incorporated by reference as exhibit 10.1 of our Report on Form 8-K filed September 28, 2006.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND REVOLUTION INC.
(Registrant)

Date: January 14, 2009	By: /s/ Catherine LeBlanc
Catherine LeBlanc, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary