Form 10-K
period 2009-02-28
Sound Revolution Inc.
filed 2009-06-01
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-34297

SOUND REVOLUTION INC.
(Exact name of registrant as specified in its charter)

DELAWARE	N/A
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

925 West Georgia Street, Suite 1820 Vancouver, British Columbia Canada V6C 3L2 (Address of principal executive offices)

604.632.1700
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of August 29, 2008: $107,118 (Holdings of 71,412 common shares calculated at $1.50 per share as of the last sale before August 29, 2008).

As of May 27, 2009 the registrant’s outstanding stock consisted of 96,213,567 common shares.

SOUND REVOLUTION INC.

PART I

Item 1.    Description of Business

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Sound Revolution" means Sound Revolution Inc., unless otherwise indicated.  In addition to our existing business, we have assumed the business of On4 Communications, Inc., an Arizona company (“On4”) with which we recently merged.  All references to On4’s business and products, though they refer to our business, are so described in order to distinguish our existing business from our newly assumed business.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

Sound Revolution Inc. was incorporated on June 4, 2001 under the laws of the State of Delaware.  On May 1, 2009, we merged with On4 Communications Ltd., an Arizona corporation incorporated on June 5, 2006.  Our principal offices are located at Suite 1820 925 W. Georgia Street, Vancouver, BC, V6C 3L2, and our telephone number is (604) 728-2522. We have three wholly-owned subsidiaries: (i) Sound Revolution Recordings, Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia; (ii) Charity Tunes, Inc. (“Charity Tunes”), which was incorporated in the State of Delaware on June 27, 2005 for the purpose of operating a website for the distribution of music online; and (iii) PetsMobility Inc., which was incorporated in the state of Delaware on March 23, 2006 for the purposes operating the website www.petsmo.com and related business.

Business Development

We are in the development stage and have not generated significant revenues from our business activities. As at February 28, 2009, we have a working capital deficit of $603,564, and have incurred an accumulated deficit since inception of $952,309.  Furthermore, during the year ended February 28, 2009, we recorded sales revenue of $136, but had a gross loss of $110.
We have not generated significant revenues from the sale of music through our online digital music retail website, www.charitytunes.com.  We continue to seek new sales, marketing and co-branding opportunities to increase the sales revenues of www.charitytunes.com.  To that end, we are presently in negotiations with a leading branded foods company with whom we intend to launch a North-America wide promotional co-branding campaign whereby the food company will purchase and distribute www.charitytunes.com music download vouchers will be distributed with certain popular branded food products.  However, there is no guarantee that we will be successful in finalizing any agreement.

Through our subsidiary, Charity Tunes Inc., we have been developing products, services and internet utilities for the digital distribution of music and other entertainment media.  On April 7, 2009 we entered into merger agreement with On4 Communications, Inc., an Arizona corporation carrying on business the field of location-based-services and products.  Pursuant to the merger agreement, described below, we merged with On4 Communications, Inc. on May 1, 2009.

The following is a summary of material events in the development of our business during the last fiscal year:

On April 7, 2008 Garry Newman resigned as our director and was appointed as a Director of our wholly owned subsidiary Charity Tunes Inc. On April 5, 2008 Susanne Milka resigned as our Director.

On January 3, 2008, our wholly owned subsidiary Charity Tunes entered into an Agency and Promotion Agreement with World Wildlife Fund Canada (“WWF-Canada”) in order to raise funding and awareness to WWF-Canada’s cause through the participation in promotion programs with Charity Tunes.  We will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold on our website for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

On June 10, 2008, we completed a reverse stock split on the basis of one new share of common stock in exchange for every forty-two old shares of common stock outstanding. All per share amounts were been retroactively restated to reflect the reverse stock split. We concurrently increased our authorized capital from 100,000,000 to 110,000,000 shares of which 100,000,000 shares of the total authorized capital are common stock and 10,000,000 shares are preferred stock.  On June 26, 2008, the reverse stock split and the increase in our authorized capital came into effect.  As a result of the reverse stock split, the number of the outstanding shares of our common stock was decreased from 10,854,629 shares to 258,444 shares of common stock

On September 8, 2008, Robin Ram resigned as our President, Chief Executive Officer and Director.  We concurrently appointed Penny Green to succeed Mr. Ram as our President and Chief Executive Officer.

On September 14, 2008 Penny Green resigned as a Director and as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

Effective September 15, 2008, Catherine LeBlanc succeeded Ms. Green as our sole Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

On February 9, 2009 Catherine LeBlanc resigned as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of Sound Revolution.  Ms. LeBlanc continues to serve as a director on our Board of Directors.

Also on February 9, 2009 we appointed Penny Green to succeed Ms. LeBlanc as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.  Ms. Green was concurrently appointed as a director on our Board of Directors, thereby increasing the number of directors on our Board of Directors to two.

On March 12, 2009, we entered into a merger agreement (the “Merger Agreement”) with On4 Communications, Inc.  (“On4 Communications”) an Arizona incorporated company in the business manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others.  Our Board of Directors considered the merger to be consistent with the furtherance of our long-term business strategy and in the best interest of the shareholders.

On April 7, 2009, we entered into a second merger agreement with On4 Communications in order to amend certain material terms of the original merger agreement entered into on March 12, 2009.  The material terms of the amended agreement, which replaces the original agreement in its entirety, are as follows:

Prior to the Merger Closing:

•	Both parties will submit the merger to a vote of their shareholders and obtain approval from holders of a majority of both parties’ respective voting shares.
•
We will enter into a Convertible Note in the amount of US$120,000 with Penny Green, our majority shareholder, Director and sole officer, which shall be due in seven months, convertible into common stock at US$0.10 at the option of Ms. Green, and reducible to US$100,000 if On4 Communications incurs legal fees in excess of US$10,000 in connection with the Merger.

•	We will convert debt owed to Penny Green and Bacchus Entertainment Ltd., a company owned and controlled by Ms. Green into 35,000,000 shares of our common stock at a price of $0.001 per share (the “Control Shares”).
•	We will have transferred all of our assets and debts, other than the Note and any debt owing to Penny Green or Bacchus Entertainment Ltd., to our wholly owned subsidiary, Charity Tunes Inc.
•	We will not have issued any securities other than the Note and the Control Shares, unless such issuance had been approved in writing by On4 Communications.

Upon the Merger Closing, the following shall apply to the surviving entity of the merger:

•	It will adopt the articles and bylaws of Sound Revolution, and the name of the surviving entity shall be Sound Revolution Inc.
•	The Directors will be Cameron Robb, Penny Green and Catherine Leblanc.
Cameron Robb will be the CEO.

Additionally, upon the Merger Closing:

•
The surviving entity will raise a minimum of US$150,000 through a direct offering of units registered on a Form S-1 Prospectus at a price to be determined by the surviving entity, with each unit comprised of one common share and one half warrant to purchase one common share at a price of US$1.00 for a period of 12 months (the “Units”).

•
All notes payable by On4 Communications in excess of US$100,000 will be converted to equity at a price to be mutually agreed upon by On4 Communications and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%.

After Raising a Minimum of $150,000:

•	$150,000 will be repaid to Penny Green towards the outstanding loans owed to her, or to companies controlled by her. Upon receipt of the $150,000 payment:
o
Charity Tunes Inc. (along with all current assets and contracts of Sound Revolution) will be sold to Bacchus Filings Inc., a company controlled by Penny Green, in consideration for which Bacchus Filings Inc. shall assume the entire amount of loan owing to Penny Green or Bacchus Entertainment Ltd., exclusive of the Convertible Note;

o	The surviving entity will change its name to On4 Communications, Inc.;
o	Penny Green, and all companies controlled by Penny Green, will cancel all but 236,066 of the shares of the surviving entity owned by them;
o	Penny Green and Catherine LeBlanc shall resign as Directors, and Gordon Jessup will be appointed as a director; and
o	Other than the Convertible Note, all debts of the surviving entity shall be extinguished.

As of May 1, 2009 we completed the merger closing and have incorporated the business of the former On4 Communications Inc. into our existing business.

Additionally, and pursuant to the terms of the Merger Agreement, on May 1, 2009 we appointed Cameron Robb as a director of Sound Revolution, increasing the number of directors sitting on our Board of Directors to three. Prior to the merger, Mr. Robb was a director and the President and Chief Executive Officer of On4 Communications Inc.

Our Products and Services

Charitytunes.com

Through our wholly owned subsidiary Charity Tunes Inc. we have developed a website, www.charitytunes.com, through which we sell digital music downloads over the Internet.  www.charitytunes.com allows customers to choose from a selection of charities with whom we have partnered and who receive a percentage of the purchase price of the songs being purchased.

Charity Tunes’ Distribution Methods

Charity Tunes distributes our digital music through an online electronic content delivery and management platform developed by us. We own the copyright in the delivery and management platform, which also incorporates customary third party software, such as Microsoft’s Windows Media Digital Rights Management, which protects and securely delivers content for playback on computers, portable devices, and network devices. Our delivery and management platform has the capacity to handle millions of products, as well as to collect, organize and report information for accounting, marketing and promotional purposes. Key features of the platform include:

•	A web service application programming interface to facilitate the seamless integration of songs with third party web sites

•	Gift functionality

•	The capacity to track affiliate royalty payments on a per-product basis

•	Automated sales reports to track of affiliate commissions

•	Logins for charities and record labels (or other content owners) to track hits, views, preview plays, sales, royalties and donations

•	Automated generation of various “top 10” style lists for songs or other products

•	Capacity to sell digital content by individual song unit, by album, or in pre-set packages (in development)

•	Embedded Flash music player allowing users to preview songs without an external player

•	Scalable capacity to accommodate millions of products, charities and other affiliates

•	Automated content updates and user-friendly content management system

•	Customizable search features linked to a content management database (available with or without content)

•	Customizable support for co-branding, localized and white-labeled sites with a shared product database

We intend to divest our interest in our wholly owned subsidiary consistent with the terms of the Merger Agreement between us and On4 Communications, Inc. dated April 7, 2009.  According to the Merger Agreement, if we successfully raise $150,000, those proceeds must be paid to Penny Green, our director and sole office.  Upon receipt of the $150,000 by Ms. Green, Bacchus Filings Inc. a company controlled by Ms. Green, shall be entitled to purchase Charity Tunes, Inc. (including all of its assets and contracts) in consideration for which Bacchus Filings Inc. must assume indebtedness in the amount of approximately $500,000 owed by us to Ms. Green and to Bacchus Entertainment Ltd., a company controlled by Ms. Green.  The assumed indebtedness that must form part of the consideration payable by Ms. Green in respect of the transaction excludes a Convertible Note in the amount of US$120,000 payable by us to Ms. Green.  The terms of the Convertible Note are described above under the section entitled “Business Development”.

Charity Tunes Competition

We currently have no share in the market for the online retail of music in electronic format.  Our online music business faces competition from traditional retail music distributors such as Virgin Megastore as well as other online retailers such as Amazon.com who sell music in physical formats such as compact disc, digital video disc, Blue-ray disc and, to a lesser extent, vinyl records. These retailers may include regional, national and international retail music chains with physical stores, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order record clubs, small independent operators, and online based music distributors of compact discs, digital video discs and other physical music media.  Many of these competitors have greater financial and other resources than we do. To the extent that consumers choose to purchase media in traditional, non-electronic formats, our potential sales and profits will be reduced.

Our online music services competitors include www.rhapsody.com (a property of RealNetworks, Inc.); Apple Computer's iTunes Music Store; and numerous other online efforts, including those of leading media companies and mass merchandisers who sell music in electronic formats which may be downloaded onto personal computers and other devices.  We expect to compete for revenues with a wide range of companies who offer user downloads, including broadband Internet service providers such as Yahoo! and MSN, as well as Internet retailers such as Amazon.com, Bestbuy.com, Barnes & Noble, Virgin and Walmart.com.  Finally, we also expect to compete with internet file sharing services where music may be downloaded free of charge, often in contravention of applicable copyright laws.

Many of our music retail competitors have significantly more resources than we do, including greater access to desirable digital music catalogs and the ability to license those catalogs at preferential prices.  Such competitors may therefore be able to offer goods and services at lower prices than we can, and may be better positioned to attract customers than we are, all of which could harm the ability of our online music business to compete effectively in the marketplace.

The Internet and media distribution industries have undergone a period of widespread business consolidation; many companies in these industries have recently gone out of business or have been acquired by competitors. As a result, we may be competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue.

We believe that consumers in the 35+ age group would be interested in a website which would allow them to buy music and, at the same time, assist a charity or cause of their choice. We also believe that the 35+ age group is less likely to use file sharing services because they may be less comfortable with internet technology, and more likely to respect copyright laws. Accordingly, we will focus the marketing efforts for www.charitytunes.com to a significant degree on these older consumers. To do so, we must recruit established and recognizable artists and charities with whom the 35+ demographic identifies. Our ability to recruit such recording artists and charities in order to effectively market our services to our target audience will play an important role in our success as a company.

New Products and Services

Wireless Communications and Location Based Services and Products

On May 1, 2009 we merged with On4 Communications, Inc. and adopted its business. As a result, we now carry on business in the field of wireless communications, offering a suite of complimentary services to telecommunications companies, consumers and businesses.  Our platform is comprised of three core components: Global Positioning System (GPS) device management; Location Based Services (LBS) capabilities; and broadcasting of proprietary and non-proprietary content.

With these three core components, we are capable of delivering comprehensive wireless solutions that can be tailored to address a wide range of markets. Our solution platform integrates a range of location-aware devices such as GPS receivers, and transmits data to a range of devices (e.g. web browsers, instant messages, short message service/email and cell phones). Based on our core LBS platform, we intend to develop various wireless services that deliver dynamic, personalized location-driven information to subscribers. To date, our wireless communications operation has been focused on the development of a two-way waterproof speakerphone GPS assisted tracking device.

We have established domestic and international relationships with Original Equipment Manufacturers (OEMs), carriers and other industry leading companies in the LBS market space which will assist us in entering our targeted market segments. Our patent pending hardware, combined with the integrated suite of products in concert with our strategic partnerships will facilitate the co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media, and will align our sales and marketing efforts with established sales channels.

LBS Industry Overview

The primary economic catalyst behind LBS is the desire of wireless/cellular service carriers to grow both average revenue per user (ARPU) and the number of subscribers in their core cellular markets. As a result, wireless carriers and their partners are developing many new products, services and business models which are based on providing location information. The value to the end user is not only the actual location service, but also the information which the carrier can send to the end user in relation to where they are located.

By employing GPS and existing land-based cellular (mobile phone) infrastructure, wireless carriers are able to provide location information and related entertainment services to end users through a variety of wireless mobile devices. As a result, consumers now have access a variety of personalized location services ranging from basic self-positioning functions to locating nearby business, services and amenities.

Examples of the various location-enabled applications now available include those designed to allow corporate managers and business owners to monitor employees, dispatch personnel based on location information, and generate a wide range of reports that include detailed location related information. The value in these applications is their ability to assess and improve employee productivity, optimize the use of human resources and other assets, and optimize critical management and customer service response times.

The International Telecommunications Union estimates that as of December 2007, there were 255 million wireless subscribers in the U.S, and the market for wireless data services exceeded $23 billion.  Our management believes that this profound acceptance of wireless products by the public has generated unprecedented opportunities for manufacturers and retailers to influence consumers on a consistent basis.  The future of the wireless location-based-services market will be one where the importance of pure location driven service will become secondary in importance, in as much as the location-based-services platform will be the basis upon which valuable data and information will be delivered to the end user or consumer.

Neutral Architecture:

With the LBS industry rapidly evolving in terms of technology, we believe that the only way for a services provider to be successful is by embracing this diverse environment rather than attempting to pick an individual winning technology or single carrier. This neutral or “agnostic” approach to technology requires the functional system to be an order of magnitude more intelligent than a system where a single choice is made. However, once architected and constructed property, the system can evolve gracefully because it was designed to do so accordingly. New devices, network connections and application technology can be integrated with a minimal amount of effort, speeding the time-to-market for new innovative products and services. This approach has been specified with all infrastructure partners we are working with.

Buy vs. Build:

Our approach to building our solution will be a thorough buy vs. build analysis on every component. When a class of components has become an industry commodity, there is no need or advantage to re-designing it. When a component is not a commodity, is highly strategic to own and is cost effective to build, we intend develop and operate such a proprietary component. Using this approach we intend to leverage outsourced vendors for the bulk of our infrastructure needs and focus our internal resources on marketing, sales and distribution.

We have engaged a number of strategic vendors who already posses, support and distribute the required services to other LBS providers. Some of the vendors we have engaged include: Qualcomm Chipset Division, Qualcomm QES, WaveMarket, DataTrail Inc., Networks In Motion (NIM), Aria Systems and OpenSource Inc. to name a few. One strategic relationship that will be extremely critical and valuable will be the growing relationship with Qualcomm. In this relationship we have been identified as a launch partner for the new InGeo device technology from Qualcomm. The InGeo reference design represents the latest generation of devices that provide a complete tracking solution for non-cell phone personal location devices and services, enabling enhanced GPS performance, improved battery management and lower device costs. In addition, we are working with Qualcomm and a Qualcomm certified contract manufacturer to build a custom version of the InGeo device that is waterproof and robust enough for the pet market and other environmentally challenging markets.

Principal Products/Services

We intend to offer next generation location based products and services with a unique business model encompassing media content distribution, which ultimately would deliver an end to end consumer and enterprise solution to a rapidly growing location based services market by the first quarter of 2009. Our multimedia content development and aggregation system will deliver voice, video and data over most standards of both wired and wireless networks worldwide. Our innovative patent pending device and proprietary content, PetsCell and PetsMo, are a dynamic, software controlled wireless device and community based web portal built to disseminate the full line of PetsMobility products and services. To date, we have developed four separate product categories.

1. Pets Cell: Final testing of commercial version.

2. Digital Content: ON4 US has signed an agreement with a major North American carrier.

3. Pet Lifeline: The Pet Lifeline wallet cards, call centre and website are all ready for consumer orders.

4. PetsMo Web Community: Fully functional and ready for a national launch.

PetsCell

We have developed a remotely controlled waterproof mobile communication device, comprised of:

•	Two way waterproof speaker/microphone
•	Incoming number protection
•	One button call back
•	A global positioning device component
•	Detachable faceplate for use in multiple verticals
•	Three programmable buttons
•	Programmable indicator lights

The objective of the design was to come up with a product which would have uses in multiple consumer and enterprise verticals and to avoid the need for different hardware and circuit boards. It was decided to design one unit which could be used in a number of conditions and applications and would share the same basic platform architecture.

The device has been specifically designed to enable it to be used in numerous defined verticals. More specifically, the device can be used for child safety, parental supervision, personal protection, Alzheimer patients, law enforcement, animal tracking identification and property assets tracking markets. The PetsCell, model TX200, has not as yet been sold into the market place. It is Federal Communications Commission (FCC) approved and has “Safe for Network Certification” on both the TELUS and Sprint Networks.

Location Based Services Platform

Our platform allows our partners to tailor the functionality of the embedded applications to suit the unique requirements of their target markets. A web-based platform is very easy to adapt to unique market requirements. It is possible to use as-is or to employ components of the total solution to provide customized solutions. The LBS platform is highly configurable and scalable with an in-house mapping engine. Software installation is not required on the user’s machines as all that is required is a standard web browser to access the application.

Digital media

Under the PetsMobility brand, we have developed an integrated menu of proprietary web based digital content specifically for the pet market. We have already created proprietary content that will facilitate the interaction between retailers and consumers that will take the form of a weekly cartoon panel entitled, “Life's Ruff” and is currently available on the www.petsMo.com website and streamed to handsets.

PetsMo Rex-messages

Weekly pet tips delivered through text based messaging or video, as well as all wallpapers and animated ringtones can be streamed to the consumer’s personal digital assistant (PDA).

Consumer Products – Pet Lifeline

In addition to devices with LBS capabilities and digital media content, we have also developed pet related consumer products. PET Lifeline™ is safety identification assurance for pet owners and provides the critical link of communication to ensure consumers’ pets are cared for by designated guardians during an emergency or an unfortunate event that leaves them incapable of providing for the pet.

PET Lifeline™ identifies the pet owner and ensures their pets are not forgotten or stranded during an emergency.  We believe that the PET Lifeline™ is the only national product of its kind that has the ability to protect pets in every city, and home in North America. The PET Lifeline™ call center is monitored 24 hours a day 7 days a week with access throughout North America as well as notification access worldwide via the PET Lifeline™ web site. Each card has a unique registered serial number that links all of the consumer’s identification to the secure and confidential PET Lifeline™ database which contains all the contact information of the people the consumer has entrusted to care for their pets. The Pet Lifeline card is fully developed and ready to be sold to both pet and non-pet retailers. The retail cost is $19.99. Currently, the Pet Lifeline is being marketed to seven resellers ranging from pet groomers, animal shelters and pet retail stores. Presently, there are 124 test case subscribers in the Pet Lifeline database.

PetsMo – Web Site/Data Management

Through PetsMobility, we have built a fully interactive community based website, www.petsmo.com. The PetsMo website is fully functional and contains both proprietary and non-proprietary content. The site features celebrity pets, pets of the week, veterinary clinics, pet grooming, dog walking parks and member chat forums. PetsMobility has initiated a soft launch of the site but anticipates launching the PetsMo website by introducing it in 10 to 15 major North American cities. There will be city specific content from the respective cities at roll-out. The next generation upgrades will consist of virtual dog walking as well as other innovative pet related activities, services and products.

Manufacturing

Our manufacturing partners have established relationships with code division multiple access (CDMA) and global system for mobile communications (GSM) wireless carriers both in North America and abroad. We has chosen to focus on the CDMA wireless carriers for two key reasons; the superiority of their digital networks (coverage and the technical capabilities) of the Qualcomm GPS CDMA technology.

Market

The future of the wireless LBS market will be one where the importance of pure "locates" will become secondary in importance in as much as the LBS platform will be the basis upon which usable data and information will be delivered to the end user or consumer specific segment. A 2008 research study by ABI Research, identified that the top 5 largest LBS segments both in 2006 and in 2013 will be: personal navigation, enterprise, family tracker, information (points of interest), and friend finder. Personal navigation services are projected to reach 82 million worldwide subscribers, with information services projected to reach 48 million worldwide subscribers. Enterprise and personal navigation are projected to be the highest revenue generating sectors from a revenue perspective, with the enterprise segment projected to reach sales of $6.5 billion annually and the personal navigation segment, $4.3 billion annually.

LBS Market Enabling Developments

Over the past two years, significant market enabling developments have occurred:

1.      The arrival of highly accurate, reliable, cost effective, tracking devices that have achieved critical battery life and form factor (size & weight) thresholds. In additional, due to the physical size and performance of the devices, they are now being produced by a growing number of manufactures (both small & large). It has also become a priority for the wireless carriers to certify these devices for the rapidly growing LBS and Telematic marketplaces.

2.      Wireless carriers are now providing lower cost data-only plans. There is a major change in carrier pricing as they acknowledge the significance and future revenue importance of data only devices in the LBS and integrated telecommunications and computer/information system markets. This is a result of next generation digital networks that improve the network capacity for data.

3.      The acceptance of Fortune 1000 companies for the use of the internet-based third party hosted corporate solutions. Whether contracted payroll, sales force management, and now asset management, large corporate are accepting this as standard practice and necessary competitive practice.

4.      Overall solution cost of ownership reduction as a result of the combined impact of the market drivers above has made LBS solutions available to a wider market. LBS solutions provide asset security and improved logistics that now has a much more tangible return on investment.

5.      LBS technologies are able to support security based applications for government, corporate and personal markets.

6.      Growing consumer awareness and demand for LBS solutions

7.      With the above market drivers in place and consistent technology, performance and economic improvements as per standard technology and market evolution it can be definitively stated that the true commercial age of wireless LBS has arrived.

Key Market Drivers

There are a number of key factors dictating the deployment, acceptance and use of LBS based products and services by both the consumer and enterprise segments. The key market drivers are privacy protection, social government, technology and economic.

1.      Privacy Protection

Privacy based issues or, security and privacy based issues, are one major impediment in preventing widespread use and/or acceptance of LBS based products and services. From both a consumer and LBS provider's perspective, the critical issues facing the LBS market revolve around security and privacy. Consumers currently consider location information to be highly sensitive, and are very wary of a “Big Brother” or “Orwellian” products initiated by large corporations. Successfully addressing the consumer’s privacy concerns will allow for accelerated growth and market acceptance.

2.      Social

Technology often runs well ahead of consumer acceptance. As there is more widespread penetration of LBS information into mainstream use, familiarity with LBS will increase. Services such as Google maps all work toward alleviating consumer anxiety as there is an ever increasing visibility of LBS information in everyday life through news programs.

3.      Social Government

Governments' increasing willingness to mandate the use of and public supply of LBS information is a key driver of mobile LBS. Mobile operators are increasingly required to comply with legal regulations to provide caller location information to emergency services. This has been particularly the case in the U.S., Europe, and Japan. Government sites, web portals, etc. have to some extent paved the way for more innovative (mobile) LBS globally.

4.      Technology

Prior to any product gaining widespread acceptance the design and engineering underlying it must produce a cost effective easy to use device/solution for the end-users. Just as internet usage dramatically increased once the 56K download speed was surpassed, so too, is it with mobile LBS. Broadband can now support many more LBS applications. Initial consumer acceptance of early renditions of LBS products and services was hindered by the unsophisticated nature of the product offering; specifically, cost of service and the limited performance of the devices.

In general there has been a vast improvement in mobile technology such as longer battery life, accompanied with larger screens, color graphics and the overall maturation of geo-spatial technology and delivery platforms. As mobile technology continues to improve, the demand and uptake by consumers will increase.

5.      Economic

The variety of LBS devices and customer market specific solutions, in conjunction with new carrier data services are driving the LBS market. Carriers are endeavoring to increase the subscribed units in service and LBS applications are an ideal way to achieve this objective.

LBS applications cover nearly every attractive wireless demographic market, including: parents, teenagers, singles, college students, online communities, business executives, and entrepreneurs. This also includes businesses that significantly depend on mobile voice and/or data communications to operate their business, such as companies with significant field employee organizations, and businesses dependent on knowing the location of their assets at any moment, such as interstate highway trucking.

Consumer Segment

The key driver of mobile wireless applications and LBS products is the ever increasing number of cell phones in the marketplace. On a global basis all GPS handsets manufactured since 2005 are done so with full LBS capability and as a consequence, global shipments of GPS handsets are projected to increase with an estimated 198 million units annually in 2007 to over 618 million units annually in 2013 (ABI Research, 2008). The cumulative total of GPS enabled handsets shipped during this 2007 to 2013 period will exceed 3 billion units.

There are four basic reasons consumers are increasingly purchasing wireless phones:

•	wireless prices continue to decline,
•	the number of minutes in landline service plans continue to increase,
•	wireless carriers are bundling large increments of evening, weekend local and long distance calling into consumer calling plans at little to no additional cost,
•	wireless carriers continue to improve the available geographic coverage with continued network build-outs.

With mobile carriers creating innovative pricing packages to drive demand in the mobile wireless consumer and enterprise segments the end result is that there will continue to be an increase not only in wireless subscribers, but in wireless usage in general. Traditional wire line subscribers are increasingly migrating to mobile cell phones in increasing numbers, thereby increasing the number of cell phones in the market place.

In addition to the increasing number of overall mobile subscribers, there is also a trend towards an increase in the number of minutes used per wireless subscriber on a year over year basis. The Cellular Telecommunications and Internet Association (CTIA), which is the international association for the wireless industry reported that mobile data usage, such as text and multimedia messaging, mobile web, and downloads, have increased substantively since 1995.

	December 2007	December 2005	December 2000	December 1995
Minutes of use	2.1T	1.5T	533.8B	431.9M
Monthly SMS messages	48.1B	9.8	14.4M	N/A
Annualized yearly SMS messages	363B	81B	N/A	N/A
Cell sites	213,199	183,689	104,288	22,663

K=Thousand   M=Million   B=Billion   T=Trillion   (CTIA Market Facts)

The underlying theme is that wireless communication is so pervasive because, culturally, it is now seen as a standard and acceptable way to communicate in most environments. The almost seamless interaction between the Internet and the mobile consumer has created growth opportunities in emerging verticals and for products that were not accessible to vendors a few years ago. For the first time, manufacturers and retailers have the ability to “touch” and influence consumers on a daily or even hourly basis. The consumer demand for mobile wireless products will continue to increase as device form factors improve, usage costs decrease and user interface enhancements continue.

A 2006 survey of cell phone users in the U.S. conducted by the Pew Internet and American Life Project found that there is still plenty of room in the U.S. market for the sale of advanced cell phone services. Their survey showed that only 4% of cell phone users had employed their phones to access mobile maps while 47% said they would like to do so. Likewise, only 8% said they had used cell phones to send and receive email (24% would like to do so) and only 14% had used them to access the Internet (16% would like to do so). Cell phone usage has changed considerably since 2006. Recent data from the CTIA clearly demonstrates that minutes used and monthly SMS messages sent, annualized for all U.S. subscribers show substantive increases from 2005 to 2008.

One-third of all wireless subscribers state that their primary or only reason for having wireless service is for personal security both at home and away. This would entail security for: families, parents, seniors, singles, kids, teens and latch-key/school monitoring.

Shipments for portable devices with LBS capabilities have also increased. Total global shipments of mobile GPS navigation devices in 2007 were up 132% from 2006 (the LBS-zone). Navigational assistance was the first LBS segment to gain widespread market acceptance and have high commercial uptake. With the success of navigational assistance, other LBS segments are expected to follow a similar market acceptance trend.

Consumer friendly devices enabled for location-based services that are integrated with stable, accurate, broadly implemented handset-based (e.g. assisted GPS) location technologies, will allow for the facilitation of a strategic trend towards client-based mobile applications. Improvements to network-based infrastructures have greatly enhanced network transmission capabilities for data exchange and this has led to an increase in mobile subscribers over the last 3-4 years.

The total addressable worldwide market of location-enabled subscribers in 2008 is projected to increase by 168% with revenues increasing 169%. Worldwide subscribers will rise from 16 million in 2007 to 43.2 million in 2008 and revenues are expected to increase from $485 million in 2007 to over $1.3 billion in 2008. The uptake of LBS services in the market place has been slower than was originally anticipated but the market now seems poised to grow quite quickly. (Gartner Research, 2008).

Enterprise Segment

Current versions of location-enabled applications are giving managers the ability to track time spent on jobs, to dispatch based on location, and to generate a range of reports that include location information. The readily identifiable business value is coming from applications targeted at improving employee productivity, eliminating paper-based data collection and associated errors and delays, and increasing utilization of assets while decreasing service response times.

The wireless and LBS markets already have what they need from an infrastructure perspective to be successful in terms of widespread usage and acceptance of the products and services from both a consumer and enterprise perspective. There is a regulatory environment which at worst is neutral for LBS services and in fact can be seen as being very positive in some areas such as regulation concerning security services related to lone-workers.

Market Growth

The composition of usage both in wireline and wireless will continue to shift towards greater acceptance by consumers for data/infotainment to be delivered to their handsets. The widespread cultural acceptance of wireless communication will result is a robust environment for wireless and LBS opportunities for the foreseeable future in both the consumer and enterprise segments. Industry statistics corroborate analyst’s projection for increased cell phone usage well beyond 2009.

Marketing Plan and Strategies

Target Markets

While the design, robustness and the underlying technology for the PetsCell enables the device and LBS platform to be used in almost all identifiable verticals, from an operational and strategic point of view it is unlikely that we would be able to successfully roll out the application in numerous verticals simultaneously. We have segmented the potential applications of the technology into an enterprise segment and a consumer segment which are divided into sub segments under both the enterprise and consumer markets.

Enterprise Segment

Industry	Maintenance	Government	Police
	Transportation		Medical
	Delivery		Education
	Security		Military
	Investigation		Search & Rescue
Event

Business breakdown by employment in specific industries (U.S. Bureau of Labor Statistics):

•	2.4 million are employed in agriculture, forestry, fishing, hunting and mining.
•	9.1 million are employed in construction.
•	17 million are employed manufacturing.
•	6.8 million are employed in transportation, warehousing and utilities.
•	12.4 million are employed in professional, scientific, management, administrative and waste management services.

These include fleet management/dispatch, workforce and sales force management and a variety of public sector location applications.

Consumer Segment

Personal Assets	Auto
Recreational Vehicles
All Terrain Vehicles
Marine (personal water craft)
Security
Kids/Teens
Pets

Current studies all support the notion that one of the underlying primary drivers for the demand for LBS is safety. Consumers view wireless LBS as a means of alleviating concerns about safety either at home or away. It is estimated that on a national basis parents or primary care givers will on average contact law enforcement authorities over 2,100 times per day regarding the disappearance of a missing child (Missing Child World Press 2008).

The National Center for Missing and Exploited Children (NCMEC) reports that 74% of abducted children who are murdered are dead within three hours of the abduction. These figures indicate the strong market need for a method of quickly and reliably locating missing children. This so-far untapped market is quite large. According to the National Center for Education Statistics, in the U.S. alone there are:

•	33 million children in elementary school (grades 1-8)
•	4 million children in kindergarten
•	4.6 million children in nursery/preschool

Though the market potential for kid/teen monitoring is substantive, we believe that there will be a significant push back from parent organizations as well as resistance from kids/teens in general to be tracked 24/7. Most of the concerns will revolve around privacy issues. Child tracking however, if properly implemented in specific situations, would alleviate many of the privacy issues and still be acceptable from a business perspective. We have the potential to sell tracking units and services for over 60,492,447 children under the age of 14.

Another potentially lucrative market segment is the pet segment. The pet industry is massive and continues to show substantive year over year gains. In 1994, spending in the pet industry in the U.S. alone was $17 billion. By 2007 the figure was $41.2 billion and is expected to exceed $43 billion in 2008. To place the magnitude of this dollar amount into perspective, in 2003 consumers in the U.S. spent $20 billion on toys, $24 billion on candy and $32 billion on pet related products. (American Pet Products Manufacturers Association).

The medical market is another vertical which we plan to enter. Our devices are ideally suited for this segment. As an example of the revenue potential in the medical market, Alzheimer’s patients are estimated to number 4.5 million people. Of note, the median family income for this segment is greater than $51,000 yearly. There are an estimated 5.2 million people in the United States afflicted with Alzheimer’s (Alzheimer’s Association, Alzheimer’s Fact and Figures 2008).

Market Entry Strategy

From a macro perspective, we have and will continue to establish and build domestic (North American) and international partnerships, sign licensing agreements with Original Equipment Manufacturers, carriers and major market players, utilizing our proprietary technologies to facilitate efficient entry into the consumer and enterprise markets. Our entrance into the consumer market will be accelerated through the implementation of a multi-pronged approach. By forging strategic partnerships including; co-branding, distribution and marketing with 25 telecommunication companies, wireless carriers, national retailers, major consumer brand companies to align our sales and marketing efforts with established sales channels.

Importance of Identifiable Intangibles (brands, etc.)

Management believes that brand loyalty is the ultimate goal a company strives for with a branded product. Brand loyalty has a direct effect on a company’s bottom line. The average company loses 50% of their customer base every five years. This translates into a 13% annual customer “churn rate”, which is the rate of customers who subscribe to a particular service that discontinue such subscription in a given time period. For a firm to realize a real 1% increase in sales, they must account for the 13% annual loss and thus increase sales by 14%. In an ever increasingly competitive environment this can be a costly undertaking. Reducing churn rates leads to brand loyalty which can, in turn, lead to the opportunity for premium pricing. (Customer Relationship Management – CRM, Polaris Marketing Research, Comms Business)

The issue of brand loyalty has been examined at great length. Branding is by far one of the most important factors influencing an item's success or failure in the marketplace, and can have a dramatic impact on how the “company behind the brand” is perceived by the buying public. In other words, the brand is not just a representation of a company's product; it is a symbol of the company itself, and that is where the core of brand loyalty lies. By creating a collaborative non-competing marketing platform, we will provide an exceptional opportunity for participating companies.

Enterprise

The enterprise market is somewhat more difficult to estimate in terms of realizable market potential mainly due to the fact that our technologies and products will benefit any business that depends on knowledge of the whereabouts of their products, services, vehicles, valuable parcels or outside personnel on a real-time basis. The keys to success in this segment are threefold:

•	LBS solutions can now generate positive returns on investment for enterprise customers.
•	The ease and ability to self-manage this program internally in the organization.
•	The configuration of devices, which allows businesses to easily customize each individual device based on their unique needs for each individual application.

Target Market Strategy

For any company in an emerging market the key is to build product and brand awareness and to gain market share as quickly as possible. We will sell our device through joint venture partnerships and Original Equipment Manufacturers into both consumer and enterprise verticals where their device is applicable. Pets are big business and are increasingly becoming nearer and dearer to their owner's hearts and purse strings, and are often considered an integral part of the family. In 2003 pet grooming, boarding and training was a $16 billion industry. By 2008, this is expected to reach an estimated $22.2 billion. America's number one U.S. pet retailer, PetSmart, will double the number of its Petshotels and Petco is launching a pets hospitality concept. (American Pet Products Manufacturers Association)

We intend to access this market with a complete all encompassing product offering. ON4 US operating under their trademarked brand name of “PetsMobillty,” will provide “Innovative Products and Services for People and Pets on the Go.” In keeping with this corporate edict, PetsMobility's will provide a fully integrated suite of products that will support their flagship product, the PetsCell, as well as provide significant revenue streams. PetsMobility will derive  their revenue from three core products: The PetsCell, the two way waterproof voice enabled GPS pet tracking device PetsMo, an online interactive community for pet lovers and their Pets e-media division, “Ruff Entertainment” that will stream proprietary pet related information and entertainment to handsets and laptops via a wireless format.

Distribution

We intend to sell our products domestically through direct and indirect sales channels and specialty markets. Our initial sales and distribution strategy is to establish product awareness and build volume through a distribution strategy comprised of a combination of direct and indirect channels. Ongoing inquiries from consumers interested in purchasing the product directly from the U.S. and traffic to the web site provide strong evidence of the underlying consumer interest in acquiring the product. Capitalizing on this awareness, we have been able to build traffic on our web site and our partnership with affinity groups. We believe a concerted Internet based marketing effort will work in harmony with traditional bricks and mortar sales channels in a cost effective way of establishing us in the market. Direct-to-consumer distribution channels include: e-commerce, telesales, partner programs, and possibly our own kiosks located in high traffic retail locations.

Retail Sales Channel

To achieve our volume and awareness goals, our sales efforts are focused on gaining distribution through national consumer stores and various security companies, as well as regional and local retailers. We intend that the PetsCell will be distributed through strategic partners focused in the pet industry. To date we have significant interest from most of the major nationally recognized pet retailers including Pet Smart and Pet Mod. We will also look to big box retail stores such as Best Buy, Circuit City, RadioShack, Staples, Wal-Mart, and Target as potential sales channels.

Additional Sales Channels and Direct to Enterprise

To build market share and profitability, we plan to augment our sales efforts with additional channels, including OEM, government, and business-to-business channels. We believe these broad distribution channels, along with the retail and the direct-to-consumer channels will create opportunities for us to pursue a diverse range of consumers throughout the United States and abroad.

Order Fulfillment and Provisioning

Order fulfillment is a critical component of the sales and distribution process. We intend to outsource the order fulfillment for the PetsCell. Pet Lifeline will be processed by us directly. The key components to the order fulfillment are as follows:

1.      Inventory Management

2.      Order Management - accept and process sales orders that originate from the designated sales channels.

3.      Warehouse Management

4.      Distribution Management

5.      Returns and Repair Management

Device provisioning will be outsourced and handled either by our manufacturing partner or by a third party entity that specializes in the provisioning of mobile wireless handsets.

Channel Market to OEM’s

We will focus our efforts to partner with Original Equipment Manufacturers of nationwide cellular providers and computer manufacturers. We will emphasize our products’ potential as an additional source of revenue for them, both at the front end for product sales, and in the case of cellular providers, with recurring monthly revenues; this should make our product a desirable addition to their product lines. By solidifying these partnership agreements, we will also enable cross-marketing back into the consumer market through their sales forces' efforts and their advertising, increasing our sales efforts nationwide. We believe that once partnered with these companies, our channel market partners (resellers) will advertise our devices and services as new products in their traditional outlets, primarily print advertising and in-house point of sale material, in order to increase mutual sales and brand awareness, benefiting both organizations.

Business Market

We will be marketing to businesses through traditional sales efforts, such as advertising in trade publications and establishing a presence at select trade shows geared towards businesses in our market segment. For the larger companies we will target, we will offer the free use of a limited number of our products for a limited time, to establish their impact in controlling costs of outside fleets and personnel, in order to penetrate and gain market share in this segment. We believe once senior management of these businesses feel more in control of the whereabouts of their outside concerns (personnel and vehicles, deliveries, packages, equipment, etc.) they will understand that they can, in essence, manage their outside logistics from the comfort of their office more efficiently than through traditional methods.

The success of our corporate strategy, through our PetsMobility brand, is predicated on our ability to either develop and launch our own proprietary products, or to work in conjunction with existing telecommunications carriers and retail manufacturers on a partnership or joint venture basis. We will look to a royalty share revenue model in these instances to facilitate this deployment of pet related communication products and services.

Competition

The wireless location-based services market is a new industry that is quickly becoming highly competitive. In the pet vertical market there are companies that are currently operating in this vertical who claim to provide pet tracking related solutions. Companies such as Zoombak, PetSafe, Global PetFinder, and Pocket Finder, are all GSM based. The PetsMobility Pet Cell family of products will have the latest generation of CDMA gpsOne® advanced location technology.

PetsMobility Competitive Advantage

PetsMobility has a competitive advantage over existing pet tracking solutions from a number of perspectives. Firstly, there is the technological advantage. Presently, there does not exist another company in this vertical with the technology that PetsMobility will be bringing to the market place. PetsMobility's research and development partner has taken this technology and improved upon it such that the PetsMobility tracking solution has been optimized as the most cost effective solution based on quality and consistency of locates versus price.

We have not undertaken an independent third party study of the market acceptance of the product; however, two recent entrants into the pet tracking vertical demonstrate that consumers are willing to spend money on tracking devices for their pets. Zoombak’s has recently placed orders for their GSM product with PetsMart, who currently operate almost 1000 stores across North America. Further, Rocky Mountain Tracking recently released a pet tracking device which retails for $649 which exceeds the project cost of our device by 160%. We intend that our product(s) will be superior to these offerings in terms of price, functionality and robustness.

PetsMobility will deliver more consistent quality locates across a broader spectrum of conditions than the technology that is currently in the market place. We believe that we hold a distinct competitive advantage over all identified potential direct competitors. In addition to our superior performance and features, only the PetsCell is designed to have the combination of enhanced assisted GPS (gpsOne) technology, removable rechargeable battery and is waterproof.

Secondly, PetsMobility is proposing a much more complete solution for pet lovers than what is currently available in the market place. The pet market is an extremely dedicated and loyal consumer segment. As such, it is necessary to position PetsMobility as being much more than a technology company and to create a marketing continuum for the pet consumer. By positioning PetsMobility as a company that is all about “Innovative Products and Services for Pets and People on the Go,” it is possible to leverage the bond which exists between owners and pets and truly differentiate PetsMobility from its competitors on a number of different levels.

Future Developments

As the product development cycle for technology products may take upwards of one year, it is imperative that new products are initiated well before existing products reach obsolescence. We have already commenced the planning of a second-generation product. Working closely with a major U.S. chip manufacturer, this new product is technologically superior to the first generation PetsCell.

General

Subsidiaries

We currently have three wholly owned subsidiaries. The first, Sound Revolution Recordings Inc., is a company incorporated in British Columbia for the purposes of carrying on business in British Columbia. The second, Charity Tunes Inc, is a company incorporated in Delaware for the purpose of distributing music and other media online.  The third, PetsMobility Inc., is a company incorporated in Delaware for the purposes operating the website www.petsmo.com and developing and marketing the PetsCellTM TX200 .

Intellectual Property

We own the copyright in the content of the websites www.soundrevolution.net, www.charitytunes.com, www. petsmo.com, www. Petlifeline.com, and www.on4communications.com.  We also own all the copyright and common law trademark rights in our logos for Sound Revolution, Charity Tunes, On4 Communications, PetsMobility and PetLifeline.

We also own the intellectual property described in the following trademark and patent applications:

1.	Patent application 2,475,823 titled “pet communication system”, filed in Canada on July 16, 2004 and laid open for public inspection on January 16, 2006.

2.	Patent application CA2005/001122 titled “mobile communication system and device”, filed under the Patent Cooperation Treaty on July 18, 2005 claiming priority to Canadian application 2,475,823.

3.	Patent application 2005263147 titled “mobile communication system and device”, filed in Australia claiming priority to the PCT application (national phase entry on February 2, 2007).

4.	Patent application 553247 titled “mobile communication system and device”, filed in New Zealand claiming priority to the PCT application (national phase entry on February 2, 2007).

5.	Patent application EP20050767052 titled “mobile communication system and device”, filed in the European Union claiming priority to the PCT application (national phase entry on May 25, 2007).

6.	Trademark application 78603402 for “ON4” and design, filed in the United States on April 6, 2005, and published for opposition on October 9, 2007.

7.	Trademark application 1,380,123 for “PETSMOBILITY”, filed in Canada on January 14, 2008 and formalized on January 29, 2008.

8.	Trademark application 1,380,122 for “PETSCELL”,filed in Canada on January 14, 2008 and formalized on January 29, 2008.

9.	Trademark application 1,380,124 for “PAWTRAX”, filed in Canada on January 14, 2008 and formalized on January 29, 2008.

10.	Trademark application 1,380,126 for “MINDWARE”, filed in Canada on January 14, 2008 and formalized on January 29, 2008.

11.	Trademark application 1,380,125 for “PETSMO”, filed in Canada on January 14, 2008 and formalized on January 29, 2008.

However, there can be no assurances that we will obtain any intellectual property protection as a result of prosecuting these applications or that any of these applications will be granted by the applicable intellectual property office. No patent applications have yet been granted so there is currently no patent protection. None of the trademark applications have yet been granted so no registered trademark protection is currently available.

Government Regulations

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children’s privacy, copyrights and taxation, Sound Revolution is and will continue to be subject to rules and regulations around the world which affect the business of the Internet.  Also, because Sound Revolution carries on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce will prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies.

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

We will also be subject to law and regulation related to the telecommunications industry.  The telecommunications industry is highly regulated, and the regulatory environment in which we intend to operate is subject to change. In accordance with Federal Communication Commission (“FCC”) rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. If we sell our anticipated products in Europe, we will be required to comply with relevant directives of the European Commission. A delay in receiving required certifications for our new products or enhancements to our products, or a loss of certification for our intended products may adversely affect our business.

Employees and Consultants

As of February 28, 2009 we had no full-time or part-time employees.

As of May 25, we had 8 full-time employees.  Penny Green, our sole officer and a director on our board of Director’s provide her services free of charge in the areas of management, marketing and finance.  Cameron Robb and Catherine LeBlanc do not currently receive compensation for their services as directors on our Board of Directors. We currently engage independent contractors in the areas of accounting, legal, auditing services, investment banking and corporate development.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our principal office is located at 925 West Georgia Street, Suite 1820, Vancouver, British Columbia V6C 3L2, and is provided to us free of charge by Penny Green our sole officer and Director.

We also have an operations office in Phoenix, Arizona, and an operations and product development facility in Richmond, British Columbia. Both facilities are leased.

Item 3.    Legal Proceedings

We know of no pending or active material legal proceedings to which we are a party and we are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.    Submission of Matters to a Vote of Security Holders

On April 10, 2009 the respective shareholders of Sound Revolution Inc. (the “Company”) and On4 Communications, Inc. approved the amended merger agreement between the two companies entered into on April 7, 2009 and reported by the Company on a Current Report on Form 8-K on April 13, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the symbol “SRVN.OB”. Our common stock began being quoted on the OTC Bulletin Board on June 23, 2005. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of May 27, 2009, there were 21 holders of record of our common stock.

Dividends

Historically, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of February 28, 2009 and May 27, 2009 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

From March 1, 2008 to February 29, 2009, we made the following sales of unregistered securities that have not been previously disclosed:

•
On March 12, 2009 we issued a total of 10,000,000 shares of our common stock for total proceeds of $10,000 to three investors. These shares were issued without a prospectus in reliance upon Regulation S of the Securities Act of 1933. We also issued a total of 3,000,000 shares of our common stock for total proceeds of $3,000 to four investors. These shares were issued without a prospectus in reliance upon Section 4(2) of the Securities Act of 1933.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Additionally, the investors were given adequate access to sufficient information about us to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Use of Proceeds from Sale of Registered Securities

We did not receive any proceeds from the sale of registered securities during the fiscal year ended February 28, 2009.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Results of Operations

Revenues

During the year ended February 28, 2009 we generated nominal revenues of $136 compared to our revenues of $760 for the period ended February 29, 2008. From our inception on June 4, 2001 to February 28, 2009 we generated nominal revenues of $5,371. As of February 28, 2009 we had total assets of $18,515 and total current liabilities of $614,976.  We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the fiscal year ended February 28, 2009 we incurred total expenses of $170,074 including $38,259 in amortization, $9,374 in general administrative expense, $25,000 in management fees, $16,008 in marketing expense, and $81,433 in professional fees.

This compares to our total expenses of $285,051 incurred during the fiscal year ended February 29, 2008 which included $62,459 in amortization, $15,454 in director fees, $29,219 in general and administrative expense, $100,019 in management fees, $48,795 in marketing expense, $28,391 in professional fees, and $714 in research and development.

The significant decrease in our total expenses in fiscal 2009 resulted primarily from decreased management fees resulting from the downsizing of our management.

From our inception on June 4, 2001 to February 28, 2009 we incurred total expenses of $966,650 including $118,452 in amortization, $22,485 in directors’ fees, $158,730 in general and administrative expense, $281,007 in management fees, $72,980 in marketing, $235,367 in professional fees, and $77,629 in research and development.

Our general and administrative expenses include fees for telephone service, courier service, postage, office supplies, banking, and website, server and software maintenance.

Net Loss

During the fiscal year ended February 28, 2009 we incurred a net loss of $180,184 compared to our net loss of $231,796 for the period ended February 29, 2008.  From our inception on June 4, 2001 to February 28, 2009 we incurred a net loss of $952,309.  Our net loss was mostly funded by a combination of private placements and shareholder loans.

Liquidity and Capital Resources

As of February 28, 2009 we had $3,598 in cash, $18,515 in current assets, $614,976 in current liabilities and a working capital deficit of $603,564.  This compares to $1,794 in cash, $67,457 in current assets, $486,734 in current liabilities and working capital deficit of $473,562 for the fiscal year ended February 29, 2008.

As of February 28, 2009 we had an accumulated deficit of $952,309, an increase of $180,184 from our deficit of $772,125 accumulated as of February 28, 2008.

From our inception on June 4, 2001 to February 28, 2009 we spent $445,386 on operating activities including $76,752 spent during fiscal 2008 and $122,016 spent during fiscal 2009.  The decrease in spending during fiscal 2009 resulted primarily from decreased management fees.

From our inception on June 4, 2001 to February 28, 2009 we received $570,980 from financing activities, including $157,703 received in fiscal 2008 and $124,897 received in fiscal 2009.

If we complete our plan of merger with On4 Communications we anticipate that our level of business activity will increase. However, until our plan of merger is complete, we do not anticipate any significant changes in our level of activity. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any significant revenues for the next year.

For the next 12 months we will seek to complete our plan of merger with On4 Communications, Inc. Completion of the plan of merger will require us to incur increased professional fees in relation to financing activities, continuous disclosure obligations and general legal and accounting work.

Our planned operation and exploration expenditures over the next 12 months (Beginning January 1, 2009) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Satisfaction of merger agreement debt repayment condition	12 months	150,000
Professional fees (legal, accounting and auditing fees)	12 months	120,000
General and administrative expenses	12 months	30,000
Total		300,000

Our general and administrative expenses for the year will consist primarily of telephone service, courier service, postage, office supplies, banking, and website, server and software maintenance.

Based on our planned expenditures, we require additional funds of approximately $300,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to complete our merger with On4 Communications and we will be forced to proceed with an alternative business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned business activities this does not guarantee that we will generate future sales or revenues.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned exploration activities. In the absence of such financing, we will not be able to purchase non-operated working interests in existing wells or carry out exploration programs on any acquired properties. Even if we are successful in obtaining equity financing to fund our operations and exploration activities, there is no assurance that we will obtain the amount necessary to pursue the advanced exploration of any acquired properties following the completion of preliminary exploration. If we do not continue to obtain financing, we may be forced to abandon our business plan or our property interests.

We also hope to obtain additional financing as part of the merger or acquisition agreement that we are currently negotiating. However, there is no guarantee that we will enter into a definitive merger or acquisition agreement. If we successfully complete a merger or acquisition our capital requirements and business plans may change substantially.

Modifications to our current plans will be based on many factors, including the results of product research and development, the assessment of market research, food production costs, and the amount of available capital. Further, the extent to which we carry out our business plan is dependent upon the amount of financing available to us.

We may also consider entering into joint ventures or other strategic arrangements to provide the required funding to pursue our business plan. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in any revenues or future proprietary products to our joint venture partner(s). The assignment of this interest would be conditional upon the contribution of capital by the joint venture partner(s) to enable the advancement of our business activities. There is no assurance that any third party would enter into a joint venture agreement with us in order to fund our business.

We intend to raise the balance of our cash requirements for the next 12 months (approximately $300,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

Going Concern

We have generated only nominal revenues and are dependent upon obtaining outside financing to carry out our operations and pursue any product development, production or sales. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Revenue Recognition and Accounts Receivable

Revenue for the Company is recognized when persuasive evidence of an arrangement exists, products are delivered, sales price is determinable, and collection is reasonably assured.  The Company currently does not allow for product returns.

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to accounts that are not collectible.  The Company maintains a bad debt reserve based on a variety of factors, including the age of the receivable, payment history, trends and financial condition of customers, macroeconomic conditions, and significant one-time events.

Foreign currency translation

Our financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Off-Balance Sheet Arrangements

As of February 28, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

Our fiscal year end is February 28, 2009. Our audited financial statements as of February 28, 2009 follow.

Sound Revolution, Inc.
(A Development Stage Company)
February 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sound Revolution Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Sound Revolution Inc. (A Development Stage Company) as of February 28, 2009, and the related consolidated statement of operations, cash flows and stockholders’ deficit for the year then ended and accumulated from March 1, 2008 to February 28, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2009, and the results of its operations and its cash flows for the year then ended and accumulated from March 1, 2008 to February 28, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has minimal revenues that resulted in a gross loss, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP LLP

Chartered Accountants
Vancouver, British Columbia
April 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sound Revolution, Inc.

We have audited the accompanying consolidated balance sheet of Sound Revolution, Inc. and Subsidiaries (a development stage company) as of February 29, 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended February 29, 2008, and for the period from June 4, 2001 (date of inception) to February 29, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sound Revolution, Inc. and Subsidiaries (a development stage company) as of February 29, 2008, and the results of their operations and their cash flows for the year ended February 29, 2008, and for the period from June 4, 2001 (date of inception) to February 29, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the consolidated financial statements, the Company has not been able to generate significant revenue or positive cash flows from operations to date and has an accumulated deficit at February 29, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

June 2, 2008
Seattle, Washington

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	February 28, 2009	February 29, 2008
	$	$

ASSETS

Current Assets

Cash	3,598	1,794
Prepaid expenses	7,814	11,378

Total Current Assets	11,412	13,172

Investment (Note 3)	–	10,000
Property and Equipment (Note 4)	6,761	10,110
Website Development Costs (Note 4)	–	33,833
Music Rights	342	342

Total Assets	18,515	67,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	49,586	43,241
Due to related parties (Note 5)	565,390	443,493

Total Current Liabilities	614,976	486,734

Stockholders’ Deficit

Preferred Stock: 10,000,000 share authorized; none issued	–	–

Common Stock: 100,000,000 shares authorized, $0.0001 par value 258,478 shares issued and outstanding	26	26

Additional Paid-in Capital	352,822	352,822

Common Stock Subscribed (Note 6)	3,000	–

Deficit Accumulated During the Development Stage	(952,309)	(772,125)

Total Stockholders’ Deficit	(596,461)	(419,277)

Total Liabilities and Stockholders’ Deficit	18,515	67,457

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 8)
Subsequent Events (Note 10)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	For the Year Ended February 28,	For the Year Ended February 29,	Accumulated From June 4, 2001 (Date of Inception)
	2009	2008	to February 28, 2009
		$	$
Sales	136	760	5,371

Cost of sales	(246)	(1,664	(7,596)

Gross Margin	(110)	(904	(2,225)

Expenses

Amortization	38,259	62,459	118,452
Directors fees	–	15,454	22,485
General and administrative	9,374	29,219	158,730
Management fees (Note 5)	25,000	100,019	281,007
Marketing	16,008	48,795	72,980
Professional fees	81,433	28,391	235,367
Research and development	–	714	77,629

Total Expenses	170,074	285,051	966,650

Operating Loss	(170,184)	(285,955	(968,875)

Other Income (Expense)

Gain on write-off of debt	–	88,718	88,718
Impairment of investment (Note 3)	(10,000)	–	(10,000)
Interest expense	–	(34,384	(61,977)
Loss on sale of subsidiary	–	(175	(175)

Net Loss	(180,184)	(231,796	(952,309)

Net Loss Per Share – Basic and Diluted	(0.70)	(0.90

Weighted Average Shares Outstanding	258,444	258,150

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 28, 2009

			Common	Additional	Deficit
	Common Stock		Stock	Paid-in	Accumulated During the
	Shares	Amount	Subscribed	Capital	Development Stage	Total
	#	$	$	$	$	$

Balance – June 4, 2001 (Date of Inception)	–	–	–	–	–	–

Issuance of common stock for cash:
June 15, 2001	190,476	19	–	781	–	800
June 27, 2001	47,619	5	–	7,249	–	7,254
August 31, 2001	167	–	–	905	–	905

Net loss for the period	–	–	–	–	(9,351)	(9,351)

Balance - February 28, 2002	238,262	24	–	8,935	(9,351)	(392)

Net loss for the year	–	–	–	–	(2,773)	(2,773)

Balance – February 28, 2003	238,262	24	–	8,935	(12,124)	(3,165)

Net loss for the year	–	–	–	–	(2,069)	(2,069)

Balance – February 29, 2004	238,262	24	–	8,935	(14,193)	(5,234)

Issuance of common stock for cash, July 2004	5,912	1	–	49,662	–	49,663
Issuance of common stock for services	345	–	–	2,900	–	2,900

Net loss for the year	–	–	–	–	(42,380)	(42,380)

Balance – February 28, 2005	244,519	25	–	61,497	(56,573)	4,949

Issuance of common stock for services	1,985	–	–	25,004	–	25,004

Net loss for the year	–	–	–	–	(68,578)	(68,578)

Balance – February 28, 2006	246,504	25	–	86,501	(125,151)	(38,625)

Issuance of common stock for services	5,539	–	–	95,904	–	95,904
Issuance of common stock for research and development	653	–	–	11,728	–	11,728
Issuance of common stock for debt settlement	72	–	–	1,000	–	1,000
Issuance of common stock for capital equipment	538	–	–	13,560	–	13,560
Stock-based compensation expense	–	–	–	90,343	–	86,500

Net loss for the year	–	–	–	–	(415,178)	(415,178)

Balance – February 28, 2007	253,306	25	–	299,036	(540,329)	(241,268)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 4, 2001 (Date of Inception) to February 28, 2009

			Common	Additional	Deficit
	Common Stock		Stock	Paid-in	Accumulated During the
	Shares	Amount	Subscribed	Capital	Development Stage	Total
	#	$	$	$	$	$

Balance – February 28, 2007	253,306	25	–	299,036	(540,329)	(241,268)

Issuance of stock options for management services, March 2007	–	–	–	10,622	–	10,622
Issuance of common stock for management services, April 2007	3,571	1	–	22,499	–	22,500
Issuance of stock options for directors’ fees, May 2007	–	–	–	6,297	–	6,297
Issuance of common stock for consulting services, June 2007	763	–	–	7,368	–	7,368
Issuance of common stock for directors’ fees, July 2007	350	–	–	5,000	–	5,000
Issuance of common stock for directors’ fees, September 2007	454	–	–	2,000	–	2,000

Net loss for the year	–	–	–	–	(231,796)	(231,796)

Balance – February 29, 2008	258,444	26	–	352,822	(772,125)	(419,277)

Proceeds from common stock subscribed	–	–	3,000	–	–	3,000

Net loss for the year	–	–	–	–	(180,184)	(180,184)

Balance – February 28, 2009	258,444	26	3,000	352,822	(952,309)	(596,461)

(The accompanying notes are an integral part of these consolidated financial statements)

Sound Revolution, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended February 28,	For the Year Ended February 29,	Accumulated From June 4, 2001 (Date of Inception)
	2009	2008	to February 28, 2009
	$	$	$

Operating Activities

Net loss for the period	(180,184)	(231,796)	(952,309)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	38,259	62,459	118,452
Gain on settlement of debt	–	(88,718)	(88,718)
Impairment of investment	10,000	–	10,000
Shares issued for services	–	36,868	164,941
Stock options issued in exchange for services	–	16,919	109,726

Changes in operating assets and liabilities
Prepaid expenses	3,564	17,675	(7,814)
Accounts payable and accrued liabilities	6,345	75,430	139,304
Due to related parties	–	34,411	61,032

Net Cash Used In Operating Activities	(122,016)	(76,752)	(445,386)

Investing Activities
Purchase of music rights	–	–	(291)
Purchase of property and equipment	–	–	(14,818)
Website development costs	(1,077)	(86,131)	(96,887)
Investment	–	–	(10,000)

Net Cash Used In Investing Activities	(1,077)	(86,131)	(121,996)

Financing Activities
Advances from related parties	121,897	157,703	504,358
Proceeds from share subscriptions	3,000	–	3,000
Proceeds from issuance of common stock	–	–	63,622

Net Cash Provided By Financing Activities	124,897	157,703	570,980

Increase (Decrease) in Cash	1,804	(5,180)	3,598

Cash - Beginning of Period	1,794	6,974	–

Cash - End of Period	3,598	1,794	3,598

Non-cash Investing and Financing Activities
Common stock issued for property and equipment	–	–	13,560
Common stock issued for debt settlement	–	–	1,000

Supplemental Disclosures
Interest paid	–	–	1,082
Income taxes paid	–	–	–

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

The Company is in the development stage and has not yet developed a commercially viable product or generated significant revenues from their business activities. As at February 28, 2009, the Company has a working capital deficit of $603,564, and has incurred an accumulated deficit since inception of $952,309.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company will need to raise additional working capital to continue its’ business activities.  The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

On April 7, 2009, the Company entered into a plan of merger with On4 Communications Inc. (“On4”) to acquire the common shares of On4.  The plan of merger is subject to certain conditions that must be attained, with the intent to continue operations as On4 Communications Inc.  Refer to Note 10(a).

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings, Inc., and Charity Tunes, Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is February 28.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity dates of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment, consists of office equipment, is stated at cost and is amortized using the straight-line method over the estimated lives of the related assets of five years.

Music Rights

In February 2003, the Company purchased for $298 (Cdn $400) the rights to represent a musician artist in the release of his first musical album. The artist is also an officer of the Company. Music rights include non-inclusive use of and distribution rights to the songs in various multi-media formats from the musician's first album. The music rights will be tested at least annually for impairment. There has been no impairment of music rights in any of the periods presented. The cost of the music rights will be expensed upon the release of the musician's first album and realization of the related royalties. The cost of music rights will not be carried beyond expiration of the license term on August 31, 2009. Changes in foreign exchange rates since acquisition increased the carrying cost to $342.

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2.      Summary of Significant Accounting Principles (Continued)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of intangible assets was recorded during 2009 and 2008.

Research and Development

Research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue from the online sale music in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items representing comprehensive income or loss.

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2.      Summary of Significant Accounting Principles (Continued)

Financial Instruments and Fair Value Measures

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and notes payable to a related party. Pursuant to SFAS No. 157, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Stock Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method.

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

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2.      Summary of Significant Accounting Principles (Continued)

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2.      Summary of Significant Accounting Principles (Continued)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

3.	Investment

On September 21, 2006, the Company entered into a Wholesale Digital Download and Master Tone agreement (the “Agreement”) with CD Baby, Inc. (“CD Baby”) to obtain the rights to sell music songs and ring tones.  Under the initial terms of the Agreement, the Company will pay $0.10 per music song or ring tone and, upon sale of the songs by the Company, a royalty payment of 60-70% of gross proceeds to CD Baby.  The Agreement was for a period of one-year with annual extensions granted on a year-to-year basis under the same terms and conditions until notice of cancellation by either party.  As at February 29, 2008, the Company had purchased 100,000 songs from CD Baby for $10,000.

On September 21, 2008, the Agreement was cancelled and the Company impaired the carrying value of $10,000 of its investment with CD Baby.

4.      Property and Equipment and Website Development Costs

		Accumulated	February 28, 2009	February 29, 2008
	Cost	Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Equipment	16,745	9,984	6,761	10,110
Website Development Costs	108,626	108,626	–	33,833
	125,371	118,610	6,761	43,943

5.	Related Party Transactions

a)
During the year ended February 28, 2009, a former director of the Company received $25,000 (2008 - $83,100) in management fees pursuant to a management agreement. As at February 28, 2009, $Nil (2008 - $2,250) is owed to this individual.

b)
As at February 28, 2009, the Company has an outstanding note payable of $565,390 (2008 - $440,993) to the President of the Company.  The note payable is unsecured, non-interest bearing, and due on demand.  Prior to March 1, 2008, the note payable was due interest at 10% per annum and the outstanding note payable includes accrued interest of $61,032.

6.	Common Stock

a)	During the year ended February 28, 2009, the Company received $3,000 of share subscriptions for common shares of the Company that were issued subsequent to year-end. Refer to Note 10(b).

b)
On June 10, 2008, the Company completed a reverse stock split on the basis of one new share of common stock in exchange for every forty-two old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split. The Company also increased its authorized capital from 100,000,000 to 110,000,000 shares of which 100,000,000 shares of the total authorized capital is common stock and 10,000,000 shares is preferred stock.

c)	On September 5, 2007, the Company issued 454 shares of common stock with a fair value of $2,000 for director services.

d)	On July 16, 2007, the Company issued 350 shares of common stock with a fair value of $5,000 for director services.

e)	On June 15, 2007, the Company issued 763 shares of common stock with a fair value of $7,368 for consulting services.

f)	On April 11, 2007, the Company issued 3,571 shares of common stock with a fair value of $22,500 for management services provided.

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

7.     Stock Options

In March 2007, the Company granted an aggregate of 2,380 split-adjusted stock options to a director in exchange for management services rendered. The value of the stock options vested during the year ended February 29, 2008 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.27%, a dividend yield of 0%, and volatility of 179%. Compensation expense of $10,622 was charged to operations during the year ended February 29, 2008.

During the year ended February 29, 2008, pursuant to a management agreement, the Company agreed to issue stock options to management.  During the year ended February 29, 2008, the Company granted and issued 1,191 split-adjusted stock options.   The fair value of the stock options were determined using the Black-Scholes option pricing model using an expected option life of 2 years, a risk free interest rate of 4.53%, a dividend yield of 0%, and volatility of 172%.  For the year ended February 29, 2008, the Company recorded stock-based compensation expense of $6,297 relating to these stock options.

The following table summarizes the continuity of the Company’s stock options:

	Shares #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years) #	Aggregate Intrinsic Value $

Outstanding and Exercisable, February 28, 2007	6,548	32.34	1.83	–
Granted	3,571	72.24	1.14	–
Exercised	–	–	–	–
Cancelled / Expired	(2,381)	9.66	–	–

Outstanding and Exercisable, February 29, 2008	7,738	66.15	0.73	–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled / Expired	(5,357)	48.89	–	–

Outstanding and Exercisable, February 28, 2009	2,381	105.00	0.10	–

Additional information regarding stock options as of February 28, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date	Weighted Average Remaining Contractual Life (years)

2,381	105.00	April 4, 2009	0.10

As at February 28, 2009, the weighted average fair value of the stock options granted was $nil (2008 - $9,181).  There are no unvested stock options.

8.	Commitments

a)      On January 3, 2008, the Company, through its wholly owned subsidiary Charity Tunes Inc., entered into an Agency and Promotion agreement (the “Agreement”) with World Wildlife Fund Canada (“WWF-Canada”) to raise money and awareness of WWF-Canada’s cause through the participation in promotional programs with Charity Tunes. The term of the agreement is one year, extended from year to year with a termination notice of 30 days prior to the end of a term by either party.

The Company will collect an amount equal to a minimum of 10% of the purchase price of a song or other digital content or products sold in its website for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

8.      Commitments (continued)

b)
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

9.	Income Taxes

The Company has $674,100 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2010.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended February 28, 2009 and February 29, 2008 as a result of the following:

	2009 $	2008 $

Net loss before taxes	(180,184)	(231,796)
Statutory rate	34%	34%

Expected tax recovery	(61,200)	(78.800)
Non-deductible expenses	13,000	27,000
Change in valuation allowance	48,200	51,800

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at February 28, 2009 and February 29, 2008, after applying enacted corporate income tax rates, are as follows:

	2009 $	2008 $

Net operating losses carried forward	228,200	180,000
Valuation allowance	(228,200)	(180,000)

Net deferred tax asset	–	–

The Company has incurred operating losses of $674,100 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Period Incurred	Net Operating Loss $	Expiry Date

2003	12,900	2023
2004	1,600	2024
2005	43,800	2025
2006	64,500	2026
2007	256,900	2027
2008	152,400	2028
2009	142,000	2029

	674,100

Sound Revolution Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

10.	Subsequent Events

a)	Merger Agreement with On4 Communications Inc.

On April 7, 2009, the Company entered into a merger agreement (the “Merger Agreement”) with On4 Communications, Inc. (“On4”), a company in the business of manufacturing two-way communication devices.

In order to close the merger:

•	Both parties shall submit the merger to a vote of their shareholders and obtain approval from holders of a majority of both parties’ respective voting shares;

•
The Company shall enter into a convertible note agreement (the “Note”) in the amount of $120,000 with the President of the Company, which shall be convertible into common stock at $0.10 per share at the option of the holder, and which shall be due in seven months from the date of Agreement.  The Note will be reduced to $100,000 if On4 incurs legal fees in excess of $10,000 in connection with the merger;

•	The Company will convert debt owed to the President of the Company into 35,000,000 shares of its common stock at a price of $0.001 per share (the “Control Shares”);

•	The Company will have transferred all of its assets and debts, other than the Note and any debt owing to the President of the Company, to its wholly owned subsidiary, Charity Tunes Inc.; and

•	The Company will not have issued any securities other than the Note and the Control Shares, unless such issuance had been approved in writing by On4.

Upon the merger closing the following shall apply to the surviving entity (the “New Entity”):

•	It shall adopt the articles and bylaws of the Company, and the name of the surviving entity shall be Sound Revolution Inc.;

•
The New Entity shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined by the New Entity,  with each unit comprised of one common share and one half warrant to purchase one common share at a price of $1.00 for a period of one year;

•
All notes payable by On4 in excess of $100,000 shall be converted to equity at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%.

After raising a minimum of $150,000:

•	The New Entity shall repay $150,000 of the debt owed to the President of the Company;

•
Charity Tunes Inc. shall be sold to a company owned and controlled by the President of the Company, which shall assume the entire amount of loan owing to the President of the Company, exclusive of the Note;

•	The New Entity shall change its name to On4 Communications, Inc.;

•	The President of the Company and all companies controlled by the President will cancel all but 236,066 of the Company’s shares owned by them;

•	Other than the Note, all debts of the Company shall be extinguished.

b)	Issuance of Common Stock

On March 12, 2009, the Company issued 13,000,000 common shares at $0.001 per share to various investors for total consideration of $13,000.

On March 12, 2009, the Company entered into a debt conversion agreement with the President of the Company, for the conversion of $20,000 of debt owed by the Company to the President into common shares of the Company at $0.001 per share for an aggregate total of 20,000,000 common shares of the Company.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Peterson Sullivan LLP, Certified Public Accountants, audited our financial statements for the years ended February 28, 2007 and February 29, 2008.  On April 9, 2009 we dismissed Peterson Sullivan and engaged Saturna Group Chartered Accountants LLP as our new independent registered public account firm.  During the fiscal years ended February 29, 2008 and February 28, 2009 and through April 9, 2009, there have been no disagreements with Peterson Sullivan LLP on any mater of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peterson Sullivan LLP would have caused it to make reference thereto in connection with its report on the financial statements for such years.

There have been no changes in or disagreements with our accounting firm on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President, (who is our Principal Executive and Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2009, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We not have a majority of independent directors and thus no audit committee. There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization. There is no code of ethics.

2.	There is a lack of monitoring of internal control as the company is in the development stage and has limited resources.
3.
There is no segregation of duties as we have no employees. The potential for management override exists as our sole officer oversees all aspects of our operations. The lack of independent directors exercising an oversight role further increases the risk of management override.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of February 28, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered accountant, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2009.

Changes in Internal Control

During the quarter ended February 28, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Penny Green	37	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer
Catherine LeBlanc	34	Director
Cameron Robb	39	Director

Our current directors will serve as such until our next annual shareholder meeting or until their successors are appointed. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Penny Green, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Penny Green is the founder of the Company and served as its President and Chief Executive Officer from June 5, 2001 to March 15, 2004, from May 30, 2005 to March 30, 2007, and from September 8, 2008 to September 15, 2008.  She also served as the Company’s Secretary from June 5, 2001 to March 15, 2004 and from June 15, 2004 to September 15, 2008, as well as its Treasurer and a director from June 5, 2001 to September 15, 2008.  In addition, Ms. Green acted as the Company’s Chief Financial Officer from August 11, 2004 to September 15, 2008 and its Chairman from March 15, 2004 to September 15, 2008.

Ms. Green is the managing attorney of the law firm Bacchus Corporate and Securities Law.  She has been practicing law for more than 12 years, and founded the firm approximately 10 years ago. She is called as an attorney is the State of Washington and the Province of British Columbia, and is a member of the Washington State Bar Association, the American Bar Association, the Law Society of British Columbia and the Canadian Bar Association.

Ms. Green is currently the Chief Financial Officer and a director of China Fiber Fuels Inc., a private company engaged in the cultivation of jatropha curcas plants and seeds in Southwesten China for the production of biodiesel.  She is also the Chief Financial Officer of Highbury Biofuel Technologies Inc., a private company involved in commercializing technologies for producing high-efficiency wood waste-based biofuels, promoting the reduction of greenhouse gas emissions and replacing non-renewable fossil fuel resources.

Catherine LeBlanc, Director

Catherine LeBlanc has over 10 years of business experience focused in the area of human resources management, including strategic business partnering, organizational effectiveness and labor relations. She presently serves as a human resources manager for Transcontinental Inc., North America’s sixth largest printer, a position she has held since 2006. From 2003 through 2005, Ms. LeBlanc was a human resources manager for Teletech, a company providing international customer management, business-process and database-marketing solutions. She has also held positions at Bombardier Aerospace and Molson Inc. Ms. LeBlanc’s experience includes collective bargaining and project management. She is an active member of the Human Resources Professional Association of Ontario.

Cameron Robb, Director

Cameron Robb co-founded PetsMobility in June 2004 and On4 Communications in June 2006. He has been acting Chief Executive Officer and a Director of both organizations since their inceptions. Mr. Robb operated an executive management consultancy through which he advised private and public companies on matters such as venture capital and finance, international sales, and marketing. His clients represented diverse industries such as entertainment, technology, energy, and consumer products. He was President and CEO and co-founder of Wooket Graphics, Inc, a North American entertainment and licensing company. Currently, in addition to his work with On4 and PetsMobility, Mr. Robb serves as an Advisory Board Member for the Canada Arizona Business Council, Firstar Sports, Inc, and serves as a Board Member on For The Earth Corporation. He is also a mentor to Arizona State University students in the Technopolis Program, established to help ASU become a more responsive and entrepreneurial university. Mr. Robb is 39 years of age.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are quoted on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of May 5, 2009 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2009.

Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Penny Green, President, Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and Director (1)	2009	0	0	0)	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Catherine LeBlanc (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Robin Ram (3)	2009	25,000	0	0	0	0	0	0	25,000
	2008	63,500	19,600	22,500	10,622	0	0	0	116,222 (4)

(1) Penny Green served as President and Chief Executive Officer of Sound Revolution from June 4, 2001 to March 15, 2004, from June 1, 2005 to March 30, 2007, from September 2008 to September 14, 2008 and again from February 9, 2009 to present.  Ms. Green also served as Secretary, Treasurer and Director of Sound Revolution from June 4, 2001 to September 14, 2008, again from February 9, 2009.  Ms Green has also held the title of Chief financial officer from August 11, 2004 to September 14, 2008, and from February 9, 2009 to present, and principal accounting officer from February 9, 2009 to present.

(2) Catherine LeBlanc served as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer from September 15, 2008 to February 9, 2009.  Ms. LeBlanc has also served as a Director of Sound Revolution since September 15, 2008.

(3) Mr. Ram was appointed as chief operating officer and chief marketing officer of Sound Revolution on June 19, 2006 and December 1, 2006, respectively, which post he held until March 30, 2007. From March 30, 2007 to September 8, 2008, Mr. Ram served as our President and Chief Executive Officer. Mr. Ram has also served as a Director of Sound Revolution from June 26, 2006 to September 8, 2008.

(4) Represents management fees paid to Mr. Ram for his services as Chief Operating Officer and Chief Marketing Officer of Sound Revolution and, subsequent to March 30, 2007, for services as our President and Chief Executive Officer.

Employment Agreements

On June 19, 2006 we entered into a management agreement with our then Chief Operating Officer and Chief Marketing Officer, Robin Ram. This agreement was amended on March 20, 2007 upon Mr. Ram’s resignation as the Chief Operating Officer and Chief Marketing Officer and his appointment as the company’s Chief Executive Officer and President. The agreement provided for a one-year term with automatic one-year renewal periods, and could be terminated on 60 days notice by either party. After one year, the notice period increased to 120 days. Mr. Ram resigned as our President, Chief Executive Officer and Director on September 8, 2008 and the agreement was terminated.

Other than as described above, there are no agreements between us and any of our officers, directors or employees regarding their services to Sound Revolution.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation Committee Report

Our Principal Executive and Financial Officer reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Neither we nor our wholly owned subsidiary have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of May 27, 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of May 27, 2009, there were 96,213,567 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
Common	Penny Green (1) 1820- 925 West Georgia Street Vancouver, British Columbia Canada V6C 3L2	55,186,066 (2)	57% (6)
Common	Catherine LeBlanc (3) 7 Vancouver Street, Suite 207 Barrie, Ontario Canada L4M 4M1	0	0% (6)
Common	Robin Ram (4) 78 Cliffwood Dr Port Moody, British Columbia Canada V3H 5M1	5,954	0% (6)(7)
Common	Cameron Robb (5) 15615 N.71st Street Scottsdale, Arizona USA 85254	15,850,000 (8)	16% (6)
All Executive Officers and Directors as a Group		71,042,020	74% (6)
5% BENEFICIAL OWNERS
Common	On4 Communications. Inc.(6)	15,850,000	16%
All 5% Beneficial Owners		15,850,000	16%

1.	Penny Green is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

2.	Catherine LeBlanc is our Director and former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer.

3.	Includes 43,208 shares held by Ms. Green and 55,142,858 shares held by Bacchus Entertainment Ltd. a company over which Ms. Green has voting and dispositive control.

4.	Robin Ram is our former Director, Chief Executive Officer and President.

5.	Cameron Robb is our Director.

6.	Calculated based on issued and outstanding shares of 96,213,567 as of May 27, 2009.

7.	Less than 1%

8.	Includes 15,800,000 shares of our common stock held by On4 Communications, Inc. (Canada), a Canada corporation over which Mr. Robb shares voting and dispositive control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended February 28, 2009, we paid $25,000 in management fees to Robin Ram, our former director, President and Chief Executive Officer. The payments were made pursuant to a management agreement between us and Mr. Ram dated June 19, 2006 and amended on March 20, 2007.  On September 8, 2008, Mr. Ram resigned as a director and officer of Sound Revolution and the agreement was terminated.

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

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We also do not have a definition of independence as our sole director is also employed in management positions as an executive officer. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our former auditors, Peterson Sullivan, LP, and our current auditors, Saturna Group Chartered Accountants LLP, in connection with the audit of our financial statements for the years ended February 28, 2008 and 2009, and any other fees billed for services rendered by our auditors during these periods.

AUDIT, AUDIT-RELATED AND NON-AUDIT FEES
Description of Service	Fees (March 1, 2008 to February 28, 2009) ($)	Fees (March 1, 2007 to February 29, 2008) ($)
Audit fees	19,400	27,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	19,400	27,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended February 28, 2009.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Merger dated May 1, 2009 incorporated by reference as Exhibit 3.1 of our Report on Form 8-K filed on May 7, 2009
10.1	Merger Agreement with On4 Communications, Inc. dated April 7, 2009 incorporated by reference as Exhibit 10.1 of our Report on Form 8-K filed on April 13, 2009
10.2	Convertible Note Agreement with Bacchus Entertainment Ltd. dated April 30, 2009 incorporated by reference as Exhibit 10.2 of our Report on Form 8-K filed on May 7, 2009
10.3	Debt Conversion Agreement with Bacchus Entertainment Ltd. dated April 30, 2009 incorporated by reference as Exhibit 10.3 of our Report on Form 8-K filed on May 7, 2009
31.1	Certification of the Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND REVOLUTION INC.

Date: May 29, 2009	By:	/s/ Penny Green
Penny Green
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Penny Green Penny Green	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	May 29, 20009

/s/ Catherine LeBlanc	Director	May 29, 2009
Catherine LeBlanc

/s/ Cameron Robb	Director	May 29, 2009
Cameron Robb