Form 10-Q
period 2009-07-31
ON4 COMMUNICATIONS INC.
filed 2009-09-18
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

N/A
(I.R.S. Employer Identification No.)

10575 N. 114th Street, Suite 103
Scottsdale, AZ  85259
(Address of principal executive offices)

480.344.7755
(Registrant’s telephone number, including area code)

________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 17, 2009 the registrant’s outstanding common stock consisted of 96,213,567 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)

July 31, 2009

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	July 31, 2009	October 31, 2008
	$ (unaudited)	$

ASSETS

Current Assets

Cash	34,683	152,777
Prepaid expenses and deposits	19,848	10,833

Total Current Assets	54,531	163,610

Intangible assets (Note 4)	3,282,802	73,838
Website development costs (Note 4)	197,141	197,141
Property and equipment (Note 5)	11,402	15,862

Total Assets	3,545,876	450,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	349,647	195,838
Accrued liabilities	28,003	6,304
Accrued interest payable (Notes 6(c) and 7)	135,838	49,418
Due to related parties (Notes 6(a)(b) and (d))	1,236,740	646,691
Notes Payable (Note 7)	742,424	742,424
Convertible note payable to related party (Note 6(e))	112,993	–
Preferred stock dividend payable (Note 8)	–	83,472

Total Current Liabilities	2,605,645	1,724,147

Due to related parties (Note 6(c))	262,565	262,565

Total Liabilities	2,868,210	1,986,712

Contingencies and Commitments (Note 1, 11 and 12)

Stockholders’ Deficit

Preferred Stock: 10,000,000 shares authorized, non-voting, no par value; No shares (October 31, 2008 - 2,000,000 shares) issued and outstanding	–	1,000,000
Common Stock: 100,000,000 shares authorized, no par value; 96,213,567 shares (October 31, 2008 - 23,521,201) issued and outstanding	9,621	2,388,985

Additional Paid-in Capital	7,000,064	739,000

Common stock issuable	182,282	–

Deficit Accumulated During the Development Stage	(6,514,301)	(5,664,246)

Total Stockholders’ Deficit	677,666	(1,536,261)

Total Liabilities and Stockholders’ Deficit	3,545,876	450,451

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(Formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008	to July 31, 2009
	$	$	$	$	$

Revenue		–	–	–	–

Expenses

Advertising and marketing	5,507	19,998	36,389	99,646	207,282
Amortization of intangible assets (Note 4)	1,740	(383)	5,321	3,094	9,446
Amortization of property and equipment (Note 5)	3,934	1,305	10,666	8,118	35,178
Consulting fees	–	165,919	297,364	388,502	1,485,043
Foreign exchange loss	559	51,244	751	51,274	179,059
General and administrative	30,027	(29,718)	113,298	162,317	944,835
Impairment of intangible assets	–	–	–	–	559,383
Management fees	58,500	98,000	235,500	230,500	940,000
Payroll	–	193	432	30,271	29,516
Professional fees	41,602	31,650	58,841	158,359	385,711
Research and development	–	49,321	304	158,644	388,982

Total Expenses	141,869	387,529	758,866	1,290,725	5,164,435

Operating Loss	(141,869)	(387,529)	(758,866)	(1,290,725)	(5,164,435)

Other Income (Expense)

Interest and other income	–	21,125	224	34,966	63,066
Interest expense	(33,857)	(77,337)	(91,413)	(95,480)	(215,278)
Write-off of receivables	–	–	–	–	(1,114,182)

	(33,857)	(56,212)	(91,189)	(60,514)	(1,266,394)

Net Loss	(175,726)	(443,741)	(850,055)	(1,351,239)	(6,430,829)

Net Loss Per Share – Basic and Diluted	–	(0.02)	(0.02)	(0.06)

Weighted Average Shares Outstanding	55,520,000	21,766,000	34,312,000	21,292,000

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(Formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Nine Months Ended	For the Nine Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	July 31, 2009	July 31, 2008	to July 31, 2009
	$	$	$

Operating Activities

Net loss for the period	(850,055)	(1,351,239)	(6,430,829)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on convertible debt	4,993	–	4,993
Amortization of property and equipment	10,666	8,118	35,178
Amortization of intangible assets	5,321	3,094	9,446
Impairment of intangible assets	–	–	559,383
Issuance of shares for management fees	100,000	–	100,000
Issuance of notes payable for services and penalties	–	–	90,402
Stock-based compensation	94,539	46,000	833,539
Write-off of receivables	–	–	1,114,182

Changes in operating assets and liabilities
Prepaid expenses and deposits	(651)	(26,195)	(11,484)
Accounts payable and accrued liabilities	106,286	171,585	308,428
Accrued interest payable	86,420	29,332	135,838
Due to related parties	243,582	267,522	673,938

Net Cash Used In Operating Activities	(198,899)	(851,783)	(2,576,986)

Investing Activities
Cash acquired upon merger	1,523	–	1,523
Acquisition of intangible assets	–	(40,260)	(834,487)
Acquisition of property and equipment	–	(6,630)	(40,374)
Advances for note receivable	–	(825,624)	(1,114,182)

Net Cash Used In Investing Activities	1,523	(872,514)	(1,987,520)

Financing Activities
Proceeds from issuance of common stock	132,282	1,516,000	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	376,405	652,022
Proceeds from (Repayments to) related parties	(45,000)	(198,388)	515,150
Repayment of notes payable	–	–	(81,250)
Share issuance costs	(8,000)	–	(8,000)

Net Cash Provided By Financing Activities	79,282	1,694,017	4,599,189

Increase ( Decrease) in Cash	(118,094)	(30,280)	34,683

Cash - Beginning of Period	152,777	31,271	–

Cash - End of Period	34,683	991	34,683

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on July 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1 to 1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4.  On4 was a private operating company, and the Company was a public company with an operating business. The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 is deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009. On4 is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company has three wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, (ii) Charity Tunes Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online; and (iii) PetsMobility Inc., which was incorporated in the state of Delaware on March 23, 2006 for the purposes operating the website www.petsmo.com and related business. As shown in the financial statements, the Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”, and has not yet generated significant revenues from their intended business activities. Refer to Note 3.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2009, the Company has not generated any revenues, has a working capital deficiency of $2,551,114, and has accumulated losses totaling $6,514,301 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings Inc., Charity Tunes Inc., and Petsmobility Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is October 31.

Interim Consolidated Financial Statements

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended October 31, 2008. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (Continued)

Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity dates of three months or less at the time of issuance to be cash equivalents

Property and Equipment

Property and equipment, consisting primarily of computer and office equipment, is stated at cost and is depreciated using the straight-line method over the estimated lives of the related assets of three to five years.

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device and goodwill related to the acquired business described in Note 3. Intangible assets acquired are initially recognized and measured at cost and have an estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets and goodwill are reviewed annually.

Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations. Costs are capitalized in accordance with EITF No. 00-2, “Accounting for Web Site Development Costs”, and are amortized on a straight-line basis over the estimated useful life of three years commencing when the internet web site has been completed. As at July 31, 2009 and October 31, 2008, the Company capitalized website development costs of $197,141 but has not commenced amortization as the website is still under development.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (Continued)

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. For the nine months ended July 31, 2009, advertising costs were $36,389 (2008 - $99,646).

Revenue Recognition and Cost of Revenue

The Company recognizes revenue from the online sale music in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Earnings Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2009 and 2008, the Company had no items representing comprehensive loss.

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

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (Continued)

Financial Instruments and Fair Value Measures

SFAS No. 157, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash and cash equivalents, accounts payable, amounts due to a related party, and notes payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. It is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material effect on the Company’s financial statements.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

3.	Merger Transaction

On May 1, 2009, the Company completed a merger with On4.  Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1 to 1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4. On4 was a private operating company, and the Company was a public company with an operating business. The merger is accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 is deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009.

Material terms of the merger agreement were as follows:

Prior to the Merger Closing:

•
The Company entered into a convertible note (the “Note”) in the amount of US$120,000 with Penny Green, the majority shareholder, CEO, a Director and the sole officer of the Company, which is convertible into common stock at US$0.10 per share at the option of the holder, and which is due in seven months. Refer to Note 6(e).

•	The Company converted debt of $35,000 owed to Bacchus Entertainment Ltd., a company owned and controlled by Penny Green, into 35,000,000 shares of common stock at a price of $0.001 per share.

•
The Company is to transfer all of its assets and debts, other than the Note and any debt owing to Penny Green or Bacchus Entertainment Ltd., to its wholly owned subsidiary, Charity Tunes. At July 31, 2009, the transfer to Charity Tunes had not occurred.

Upon the Merger Closing:

•
The Company shall raise a minimum of US$150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half warrant to purchase one common share at a price of US$1.00 for a period of 12 months. At July 31, 2009, the Company had not yet raised $150,000.

•
All notes payable by On4 in excess of US$100,000 shall be converted to equity at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%. At July 31, 2009, none of the notes had been converted.

After Raising a Minimum of $150,000:

•	$150,000 shall be repaid to Penny Green towards the outstanding loans owed to her, or companies controlled by her. (Not yet completed). Upon receipt of the $150,000 payment:

•
Charity Tunes shall be sold to Bacchus Filings Inc., a company controlled by Penny Green, in consideration for which Bacchus Filings Inc. shall assume the entire amount of loan owing to Penny Green or Bacchus Entertainment Ltd., exclusive of the Note(amended below).;

•	Penny Green, and all companies controlled by Penny Green, will cancel all but 236,066 of the Company’s shares owned by them (amended below).

The Company’s common shares issued to the On4 shareholders were determined to have a fair value of $2,661,689. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $3,199,284 as at May 1, 2009, has been allocated to goodwill and included in intangible assets.

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, and Bacchus Entertainment Ltd. and Bacchus Filings Inc., pursuant to which the parties agreed to amend the post merger obligations of the Company Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. agreed to cancel a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company.  Refer to Note 13.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

4.	Intangible Assets and Website Development

			July 31, 2009	October 31, 2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$ (unaudited)	$

Patents	58,262	9,446	48,816	54,137
Trademarks	19,701	–	19,701	19,701
Goodwill	3,199,284	–	3,199,284	–
	3,277,247	9,446	3,267,801	73,838
Website Development	197,141	–	197,141	197,141

	3,474,388	9,446	3,464,942	270,979

5.	Property and Equipment

			July 31, 2009	October 31, 2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$ (unaudited)	$

Computer Equipment	25,067	21,766	3,301	6,894
Office Equipment	32,053	23,952	8,101	8,968
	57,120	45,718	11,402	15,862

6.	Related Party Transactions

a)
At July 31, 2009, the Company owed $426,908 (October 31, 2008 - $426,908) to On4 Canada Inc., the parent company, for advances of operating funds and services provided. This amount owing is unsecured, non-interest bearing and due on demand.

b)	At July 31, 2009, the Company owed $459,349 (October 31, 2008 - $219,783) to management and directors for consulting services. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
At July 31, 2009, the Company owed $262,565 (October 31, 2008 - $262,565) to management and directors of the Company for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, bear interest at 10% per annum, and payable on January 31, 2010. As at July 31, 2009, accrued interest of $44,491 (2008 - $25,611) is included in accrued interest payable.

d)
The Company has notes payable of $350,483 (October 31, 2008 - $Nil) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

e)
On July 31, 2009, the Company issued a convertible note to a related party to secure $120,000 of amounts owed.  The note is non-interest bearing until maturity seven months after issuance. If the note is not repaid upon the maturity date, it bears interest at a rate of 20%, with interest accruing monthly. The note may be converted at any time into shares of the Company’s common stock at a price of $0.10 per share, at the option of the holder.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible debenture up to its face value of $120,000. As at July 31, 2009, $4,993 had been accreted increasing the carrying value of the convertible debenture to $112,993.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

7.	Notes Payable

	July 31, 2009 $ (unaudited)	October 31, 2008 $

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	24,985	24,985

McCann Family Holding Corporation, unsecured, due interest at 13% per annum, and due on demand. Original principal of $248,280 (Cdn$300,000) plus $49,659 (Cdn$60,000) of non-payment penalties for failure to repay the debt at due date.	297,939	297,939

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	388,000	388,000

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	24,000	24,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	742,424	742,424

8.	Share Capital

Common Stock

During the nine months ended July 31, 2009, the Company issued 100,000 shares of common stock at a fair value of $50,000 to the Company’s Chief Financial Officer pursuant to a consulting agreement.

In May 2009, the Company converted 2,000,000 shares of preferred stock into common stock of the Company at a rate of two common shares for each preferred share.

During the nine months ended July 31, 2009, the Company issued 661,410 units at $0.20 per unit for cash proceeds of $132,282.  Each unit consisted of one common share and one half share purchase warrant exercisable at $0.90 per share up to July 24, 2011.  As at July 31, 2009, the common shares have not been issued.

Dividends

During the nine month period ended July 31, 2009, the Company issued 333,888 common shares to the preferred shareholders to settle the dividend payable of $83,472.

9.	Share Purchase Warrants

In February 2009, the Company issued 78,000 share purchase warrants to consultants of the Company for services provided. Each warrant allows the warrant holder to purchase one share of common stock of the Company at $0.50 per share for a period of five years from the date of issuance.

	Number of Warrants	Exercise Price

Balance – October 31, 2008	1,378,000	$0.50

Issued	408,705	$0.82
Balance – July 31, 2009	1,786,705	$0.57

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

9.	Share Purchase Warrants (continued)

During the nine months ended July 31, 2009, the Company recorded stock-based compensation expense of $29,350 (2008 - $29,350) relating to the fair value of share purchase warrants using the Black-Scholes Option Pricing Model and the following assumptions:

2009
Expected Dividend Yield	0.00%
Risk-Free Rate	2.50%
Stock Price at Grant Date	$0.50
Exercise Price	$0.50
Expected Life of the Warrant	5 Years
Volatility	100%

As at July 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

10.	Stock Options

During the year ended October 31, 2008, the Company granted 500,000 options, of which 200,000 options vested immediately, 150,000 options vested on December 18, 2008, and 150,000 options were to vest on December 18, 2009. In November 2008 the final tranche of 150,000 unvested options were forfeited. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.14%, expected volatility of 100%, an expected option life of 10 years and no expected dividends. The weighted average fair value of options granted was $0.43 per option. During the nine months ended July 31, 2009, stock-based compensation expense of $65,189 was charged to operations.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance –October 31, 2008	775,000	0.82

Forfeited	(150,000)	$1.00
Granted	–	–
Balance – July 31, 2009	625,000	0.78	8.20	–

Additional information regarding stock options as of July 31, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017

625,000

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

10.	Stock Options

A summary of the status of the Company’s non-vested stock options as of July 31, 2009 are presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested, October 31, 2008	300,000	1.00
Granted	–	–
Forfeited	(150,000)	1.00
Vested	(150,000)	1.00

Non-vested, July 31, 2009	–	–

As of July 31, 2009, the Company had $Nil of unrecognized compensation expense relating to unvested options.

11.	Commitments

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

c)
On July 10, 2007, the Company entered into a consulting agreement (the “Agreement”) with Velocity Communications Ltd. (“Velocity”). Pursuant to the Agreement, Velocity will create and implement a comprehensive investor and public relations strategy for the Company for the North American market. The term of the Agreement was for 12 months. In consideration for Velocity’s services, the Company agreed to compensate Velocity with 10,000 restricted common shares per month during the term of the Agreement, payable in advance. The Company also agreed to pay to Velocity a flat fee of $1,500 per month to cover all expenses. If the Agreement was terminated by either of the parties, any compensation paid to Velocity and not accrued at the time of termination was to be refundable to the Company. At May 6, 2008, Velocity had not provided any services to the Company and the agreement was terminated.

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

e)
On June 29, 2009, the Company’s subsidiary Charity Tunes, entered into a promotional agreement. Pursuant to the agreement the Company shall make is music catalogue available as a promotion from approximately October 1, 2009 to December 31, 2009 in exchange for $117,605.

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

11.	Commitments (continue)

f)
 The Company rents facilities from other entities. Rent expense for these facilities for the nine months ended July 31, 2009 and 2008 was $67,257 and $51,617, respectively. The facility leases expire within the next two years.

As of July 31, 2009, approximate future minimum lease payments required under non-cancelable operating leases are as follows for the fiscal years ended:

2009	$15,871

2010	$59,185

12.	Contingent Liability

McCann Family Holding Corporation (“McCann”) filed a lawsuit against the Company for the repayment of the promissory notes dated May 7 and May 22, 2008. The Company has defended the lawsuit on the basis that the funds were not due because they were in fact advanced to and utilized by a company related to McCann, even though the Company executed the promissory notes. McCann has applied to the courts for a summary judgement and the Company is opposing that application. The promissory notes are included in current liabilities as disclosed in Note 7.

13.	Subsequent Event

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up through September 14, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events other than those disclosed below.

On August 24, 2009, the Company filed a lawsuit against DataTrail Inc. (“DataTrail”) for the repayment of funds provided to DataTrail by the Company pursuant to a loan agreement dated October 3, 2007.

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, an officer and director of the Company, and Bacchus Entertainment Ltd. and Bacchus Filings Inc., both companies controlled by Penny Green, pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement dated April 7, 2009.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. agreed to cancel a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean On4 Communications, Inc., unless otherwise indicated.

Business Overview

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. We recently changed our fiscal year end from February 28 to October 31. Our address is 10575 N. 114th Street, Suite 103, Scottsdale, AZ 85259. Our telephone number is 480.344.7755.

On March 12, 2009 we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006, that was subsequently amended on April 7, 2009 (the “Merger Agreement”). On May 1, 2009, we completed the merger, with us as the surviving entity. As a result, we now have three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

We currently carry on business in the fields of digital entertainment distribution, marketing and related technology through Charity Tunes Inc. We also carry on the business of providing location-based services, or “LBS”, through PetsMobility Inc. Location-based service is a term used to describe the delivery of information and entertainment content to consumers with mobile devices based on the geographical position of the mobile device. We intend to deliver LBS via two-way communication tracking devices with applications that are able to track people, pets, assets and inventory.

Results of Operations

Our results of operations are presented below:

	Three Months Ended July 31, 2009 ($)	Three Months Ended July 31, 2008 ($)	Nine Months Ended July 31, 2009 ($)	Nine Months Ended July 31, 2008 ($)	Accumulated from June 5, 2006 (Date of Inception) to July 31, 2009 ($)
Revenue	-	-	-	-	-
Expenses	141,869	387,529	758,866	1,290,725	5,164,435
Net Loss	175,726	443,741	850,055	1,351,239	6,430,829

Results of Operations for the Three Months Ended July 31, 2009 and for the Period from June 5, 2006 (Date of Inception) to July 31, 2009

For the three months ended July 31, 2009 we incurred a net loss of $175,726, compared to a net loss of $443,741 during the same period in fiscal 2008. Our net loss from our inception on June 5, 2006 to July 31, 2009 was $6,430,829. We did not experience any net loss per share for the three months ended July 30, 2009, whereas our net loss per share for the same period in fiscal 2008 was $0.02.

Our total operating expenses for the three months ended July 31, 2009 were $141,869, compared to total operating expenses of $387,529 for the same period in fiscal 2008. Our total operating expenses from our inception on June 5, 2006 to July 31, 2009 were $5,164,435.

Our total operating expenses for the three months ended July 31, 2009 consisted of $5,507 in advertising and marketing expenses, $1,740 in amortization of intangible assets, $3,934 in amortization of property and equipment, $559 in foreign exchange loss, $30,027 in general and administrative expenses, $58,500 in management fees and $41,602 in professional fees. We did not incur any other operating expenses during this period.

Our total operating expenses for the three months ended July 31, 2008 consisted of $19,998 in advertising and marketing expenses, $(383) in amortization of intangible assets, $1,305 in amortization of property and equipment, $165,919 in consulting fees, $51,244 in foreign exchange loss, $(29,718) in general and administrative expenses, $98,000 in management fees, $193 in payroll expenses, $31,650 in professional fees and $49,321 in research and development expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on June 5, 2006 to July 31, 2009 consisted of $207,282 in advertising and marketing expenses, $9,446 in amortization of intangible assets, $35,178 in amortization of property and equipment, $1,485,043 in consulting fees, $179,059 in foreign exchange loss, $944,835 in general and administrative expenses, $559,383 in impairment of intangible assets, $940,000 in management fees, $29,516 in payroll expenses, $385,711 in professional fees and $388,982 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses for the three months ended July 31, 2009 was primarily due to decreases in our consulting fees, foreign exchange loss, management fees and research and development costs.

Results of Operations for the Nine Months Ended July 31, 2009

For the nine months ended July 30, 2009 we incurred a net loss of $850,055, compared to a net loss of $1,351,239 during the same period in fiscal 2008. Our net loss per share for the nine months ended July 31, 2009 was $0.02, compared to a net loss per share of $0.06 for the same period in fiscal 2008.

Our total operating expenses for the nine months ended July 31, 2009 were $758,866, compared to total operating expenses of $1,290,725 for the same period in fiscal 2008.

Our total operating expenses for the nine months ended July 31, 2009 consisted of $36,389 in advertising and marketing expenses, $5,321 in amortization of intangible assets, $10,666 in amortization of property and equipment, $297,364 in consulting fees, $751 in foreign exchange loss, $113,298 in general and administrative expenses, $235,500 in management fees, $432 in payroll expenses, $58,841 in professional fees and $304 in research and development expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the nine months ended June 30, 2008 consisted of $99,646 in advertising and marketing expenses, $3,094 in amortization of intangible assets, $8,118 in amortization of property and equipment, $388,502 in consulting fees, $51,274 in foreign exchange loss, $162,317 in general and administrative expenses, $230,500 in management fees, $30,271 in payroll expenses, $158,359 in professional fees and $158,644 in research and development expenses. We did not incur any other operating expenses during this period.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses for the nine months ended July 31, 2009 was primarily due to a decrease in all of our expenses except those involving the amortization of assets.

Liquidity and Capital Resources

As of July 31, 2009 we had cash of $34,683 in our bank accounts. As of July 31, 2009 we also had prepaid expenses and deposits of $19,848, intangible assets of $3,282,802, website development costs of $197,141 and property and equipment of $11,402, for total assets of $3,545,876.

As of July 31, 2009 we had current assets of $54,531, current liabilities of $2,605,645 and a working capital deficit of $2,551,114. Our accumulated deficit from our inception on June 5, 2006 to July 31, 2009 was $6,514,301 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $6,430,829 from our inception on June 5, 2006 to July 31, 2009 was funded primarily through equity financing.

For the nine months ended July 31, 2009 we spent net cash of $198,899 on operating activities, compared to net cash spending of $851,783 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the nine months ended July 31, 2009 was primarily due to the fact that we had less capital to spend on operating activities. From our inception on June 5, 2006 to July 31, 2009 we spent net cash of $2,576,986 on operating activities.

For the nine months ended July 31, 2009 we received net cash of $1,523 from investing activities, compared to net cash spending of $872,514 on investing activities during the same period in fiscal 2008. The decrease in expenditures on investing activities for the nine months ended July 31, 2009 was primarily due to decreases in receivable note advances and the acquisition of tangible assets. From our inception on June 5, 2006 to July 31, 2009 we spent net cash of $1,987,520 on investing activities.

For the nine months ended July 31, 2009 we received net cash of $79,282 from financing activities, compared to net cash received of $1,694,017 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the nine months ended July 31, 2009 was primarily due to decreases in the proceeds from notes payable and the issuance of our common stock. From our inception on June 5, 2006 to July 31, 2009 we received net cash of $4,599,189 from financing activities.

During the nine months ended July 31, 2009 our monthly cash requirements to fund our operating activities was approximately $13,122 compared to approximately $3,364 during the same period in fiscal 2008. Our cash of $34,683 as of July 31, 2009 is sufficient to cover our current monthly burn rate for approximately three months.

We estimate our planned expenses for the next 12 months (beginning October 2009) to be approximately $1,220,000, as summarized in the table below:

Description	Potential Completion Date	Estimated Expenses ($)
Repayment of $75,000 debt owed to Penny Green or Bacchus Entertainment Ltd.	November 2009	75,000
Research and development	12 months	150,000
Advertising and marketing	12 months	100,000
General and administrative expenses	12 months	200,000
Purchases of equipment	12 months	40,000
Interest on long term debt	12 months	30,000
Satisfaction of accounts payable	12 months	350,000
Satisfaction of amounts due to related parties	12 months	275,000
Total		1,220,000

Our general and administrative expenses for the year will consist of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, web development and courier and postage costs. Our professional fees include legal, accounting and auditing fees, and are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $1,185,300 (a total of $1,220,000 less our approximately $34,700 in cash as of July 31, 2009) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have not generated any revenue, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended July 31, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,220,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $1,185,300) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations, our professional fees and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months, even if we do decide to scale them down.

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

Research and Development

We did not incur any research and development expenses during the three months ended July 31, 2009, and we incurred only $304 in research and development expenses during the nine months ended July 31, 2009. However, we anticipate that we will incur approximately $150,000 in research and development expenses over the next 12 months.

Employees

We do not currently have any employees, but we engage consultants to provide legal, accounting, management, marketing, sales and software development services.

Critical Accounting Policies

Our critical accounting policies, including their underlying assumptions and judgments, are disclosed in the Notes to the consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for the application of management’s judgment. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. The following are what management considers our critical accounting policies to be:

Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations. Costs are capitalized in accordance with EITF No. 00-2, “Accounting for Web Site Development Costs”, and are amortized on a straight-line basis over the estimated useful life of three years commencing when the internet web site has been completed. As at July 31, 2009 and October 31, 2008, the Company capitalized website development costs of $197,141 but has not commenced amortization as the website is still under development.

Revenue Recognition and Cost of Revenue

The Company recognizes revenue from the online sale music in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

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

Known Material Trends and Uncertainties

As of July 31, 2009 we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President (who is our Principal Executive and Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended February 29, 2009. As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 30, 2008, the McCann Family Holding Corporation filed a Statement of Claim in the Alberta Court of Queen’s Bench to initiate a lawsuit against On4 Communications, Inc., the private Arizona company with whom we merged on May 1, 2009. In the Statement of Claim, McCann seeks judgment with respect to two promissory notes in the total amount of approximately $350,000 plus interest on both notes at the rate of 13% per annum from October 17, 2008, as well as costs. We executed the first promissory note in the amount of approximately $250,000 in favor of McCann on May 7, 2008, and the second promissory note in the amount of approximately $83,000 in favor of McCann on May 22, 2008. Both notes became due and payable on June 30, 2008.

On August 24, 2009 we filed a Statement of Claim in the Alberta Court of Queen’s Bench to initiate a lawsuit against DataTrail Inc. In the Statement of Claim, we are seeking the following from DataTrail:

•	judgment for debt in the amount of approximately $960,000;

•	interest on that amount pursuant to the terms of a Loan Agreement between us and DataTrail dated October 3, 2007;

•
an order for specific performance directing that DataTrail provide a Security Agreement to us pursuant to the terms of the Loan Agreement, and specifically in respect of certain intellectual property rights owned by DataTrail;

•	an interim and permanent injunction preventing DataTrail from dealing in any way with such intellectual property rights;

•	indemnity in respect of any amount we are ajudged to be liable for in an action instituted by the McCann Family Holding Corporation against us on October 30, 2008; and

•	costs.

Other than as described above, we are not aware of any undisclosed legal proceedings to which we are a party or of which our property or our subsidiary is the subject.

None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities

In May 2009, we converted 2,000,000 shares of our preferred stock into common stock at a rate of two common shares for each preferred share.

On July 24, 2009, we issued 661,410 units at a price of $0.20 per unit to four non-U.S. investors in exchange for cash proceeds of $132,282. Each unit consists of one common share and one half share purchase warrant exercisable at $0.90 per share up to July 24, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On September 14, 2009 we entered into a post merger agreement (the “Post Merger Agreement”) with Penny Green, our director and sole officer, Bacchus Filings Inc., a company controlled by Ms. Green, and Bacchus Entertainment Ltd., another company controlled by Ms. Green, to give effect to and amend certain obligations and transactions contemplated by the merger agreement between Sound Revolution Inc. and On4 Communications, Inc., a private Arizona company, dated March 12, 2009, as amended on April 7, 2009 (the “Merger Agreement”).

Pursuant to the Post Merger Agreement, Charity Tunes Inc. remained our wholly owned subsidiary, Bacchus Filings and Ms. Green relinquished any and all rights they had, jointly or individually, to acquire Charity Tunes on the terms specified in the Merger Agreement, and we released Bacchus Filings and Ms. Green from any obligations they had, jointly or individually, to acquire Charity Tunes.

Pursuant to the Post Merger Agreement, we further agreed to pay Ms. Green a minimum of $75,000 of the outstanding $450,000 in shareholder loans we owe to her or Bacchus Entertainment, in consideration for which Bacchus Entertainment agreed to cancel 52,180,723 of our common shares and Ms. Green agreed to cancel 43,208 of our common shares. If Charity Tunes does not generate at least $500,000 in revenue by June 30, 2010, then Bacchus Entertainment and Ms. Green also agreed to forgive, release or forever discharge us from paying all monies owed by us to Bacchus Entertainment or Ms. Green as of September 14, 2009.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment filed with the Delaware Secretary of State on July 2, 2009 (1)
10.1	Promotion Agreement between Charity Tunes Inc. and ConAgra Foods Canada Inc. dated June 29, 2009 (2)
10.2	Post Merger Agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc. dated September 14, 2009
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Current Report on Form 8-K filed on July 27, 2009.

(2) Included as an exhibit to our Current Report on Form 8-K filed on July 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 18, 2009	On4 Communications, Inc.

	By:	/s/ Penny Green
Penny Green
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director