Form 10-K
period 2009-10-31
ON4 COMMUNICATIONS INC.
filed 2010-02-16
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2009 to October 31, 2009
Commission file number 000-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	N/A
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

10575 N.114th  Street, Suite 103
Scottsdale, AZ 85259
 (Address of principal executive offices)

480.244.7755
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

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

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 5, 2010: $8,228,363 (Holdings of 29,387,011 common shares calculated at $0.28 per share as of the last sale before February 6, 2010).

As of February 5, 2010 the registrant’s outstanding stock consisted of 47,651,046 common shares.

ON4 COMMUNICATIONS, INC.

PART I

Item 1. Business

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "On4" means On4 Communications, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

We were incorporated on June 4, 2001 as a Delaware company under the name Sound Revolution Inc. On May 1, 2009 we merged with On4 Communications, Inc., an Arizona corporation, incorporated on June 5, 2006.  On August 20, 2009, following the merger, we changed our name to On4 Communications, Inc. Our principal offices are located at Suite 103, 10575 N.114th Street, Scottsdale, Arizona 85259, and our telephone number is (480) 344-7755.

We have three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online (“Charity Tunes”); (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

Subsequent to the merger, we changed our year end from February 28 to October 31.

We currently carry on business in the fields of digital music distribution and marketing through Charity Tunes. We also carry on the business of providing location-based services, or “LBS”, through PetsMobility Inc. Location-based service is a term used to describe the delivery of information and entertainment content to consumers with mobile devices based on the geographical position of the mobile device. We intend to deliver LBS via two-way communication tracking devices with applications that are able to track people, pets, assets and inventory.

Business Development

We are in the development stage and have not generated significant revenues from our business activities, although we have singed contracts for the generation of over $200,000 in revenues through Charity Tunes. As at October 31, 2009, we have a working capital deficit of $2,981,663, and have incurred an accumulated deficit since inception of $11,084,965.  Furthermore, during the year ended October 31, 2009, we recorded sales revenue of $18,746, but had an operating loss of $5,491,863.
The following is a summary of material events in the development of our business during the last fiscal year:

On March 12, 2009 we entered into a merger agreement (the “Merger Agreement”) with On4 Communications, Inc.  (“On4 Communications”) an Arizona incorporated company in the business manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others.  Our Board of Directors considered the merger to be consistent with the furtherance of our long-term business strategy and in the best interest of the shareholders.

On March 19, 2009 Charity Tunes entered into a promotional opportunity agreement with ConAgra Foods Canada Inc. in relation to POGO On-Pack Music Download Program, whereas Charity Tunes. agreed to provide music downloads to ConAgra which will be available for consumers of ConAgra products via PIN codes placed on the packages.

On April 7, 2009 we entered into a second merger agreement with On4 Communications in order to amend certain material terms of the original merger agreement entered into on March 12, 2009.

On April 9, 2009 we dismissed Peterson Sullivan LLP as our independent registered public accountant and engaged Saturna Group Chartered Accountants LLP as our new independent registered public accounting firm. During the fiscal years ended February 28, 2009.

On May 1, 2009 we completed the merger with On4 Communications and have incorporated the business of the former On4 Communications Inc. into our existing business, acquiring all assets and liabilities of On4 Communications by issuing new shares to all former shareholders of On4 Communication on a 1 for 1 basis.

Additionally, and pursuant to the terms of the Merger Agreement, on May 1, 2009 we appointed Cameron Robb as our director, increasing the number of directors sitting on our Board of Directors to three. Prior to the merger, Mr. Robb was a director and the President and Chief Executive Officer of On4 Communications.

On July 2, 2009 we filed a Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State to change of our name from “Sound Revolution Inc.” to “On4 Communications, Inc.” The name change came into effect on August 20, 2009 when our trading symbol changed to “ONCI”.

On August 24, 2009 we filed a Statement of Claim in the Court of Queen’s Bench of Alberta to initiate a lawsuit against DeltaTrail Inc. to recover debt in the amount of $1,018,900 plus the interest accrued on that amount pursuant to a Loan Agreement with DataTrail dated October 3, 2007.

On September 14, 2009 we entered into a post merger agreement (the “Post Merger Agreement”) with Penny Green, our director and CEO, Bacchus Filings Inc., a company controlled by Ms. Green, and Bacchus Entertainment Ltd., another company controlled by Ms. Green, to give effect to and amend certain obligations and transactions contemplated by the Merger Agreement.

Pursuant to the Post Merger Agreement, Charity Tunes remained our wholly owned subsidiary, Bacchus Filings and Ms. Green relinquished any and all rights they had, jointly or individually, to acquire Charity Tunes on the terms specified in the Merger Agreement, and we released Bacchus Filings and Ms. Green from any obligations they had, jointly or individually, to acquire Charity Tunes.

Pursuant to the Post Merger Agreement, Bacchus Entertainment agreed to cancel 52,180,723 of our common shares and Ms. Green agreed to cancel 43,208 of our common shares upon receipt of $75,000 from us towards an outstanding debt. If Charity Tunes does not generate at least $500,000 in revenue by June 30, 2010, then Bacchus Entertainment and Ms. Green also agreed to forgive, release or forever discharge us from paying all monies owed by us to Bacchus Entertainment or Ms. Green as of September 14, 2009, which were approximately $450,000 at that time.

On September 17, 2009, the Company received resignation form Penny Green as President and Chief Executive Officer, effective September 21, 2009. The resignation is not a result of any disagreements with the Company or any of our operation, policies or practices. Penny Green continues to act as our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

On September 21, 2009, we appointed Cameron Robb as our President and Chief Executive Officer. Cameron Robb is a director and Chairman of the Board of Directors of the Company. He has been acting as a director of the Company since May 1, 2009.

On October 12, 2009, our wholly owned subsidiary company, PetsMobility, Inc., entered into an asset purchase agreement with I Recycle LLC, a Delaware limited liability company, for the acquisition of www.Pets911.com and all intellectual property, software, and business assets associated with operating this website. Pursuant to the terms of the asset purchase agreement, on October 27, 2009, we issued 3,000,000 shares of our common stock to designees of I Recycle LLC in payment of the purchase price under the agreement.

Subsequent Events

On November 27, 2009, our wholly owned subsidiary company, Charity Tunes Inc., entered into a Promotion Agreement with ConAgra Foods Canada Inc. (“ConAgra”). Under the terms of the agreement, ConAgra will purchase pre-paid Charity Tunes music downloads and distribute them to consumers with purchase of certain ConAgra Pogo® frozen food products.

Pursuant to the Promotion Agreement Charity Tunes will supply ConAgra with unique pin codes redeemable for music downloads.  Charity Tunes will also provide customer service and technical support related to the music downloads. In consideration of the music downloads and related support services, ConAgra agreed to pay to Charity Tunes CAD$115,602.12 (approximately USD$108,894) payable in two equal installments on February 28, 2010 and March 31, 2010.

On February 3, 2010 we repaid $75,000 towards debt owed to Penny Green, our Chief Financial Officer and director, and Bacchus Entertainment Ltd., a company controlled and directed by Ms. Green. We made the payment in accordance with the Post Merger Agreement.

On February 3, 2010, pursuant to the Post Merger Agreement, Penny Green and Bacchus Entertainment Ltd. cancelled a total of 52,223,931 shares of our common stock. After the cancellation, there were 47,651,046 shares of our common stock issued and outstanding.

As a result of the cancellation of shares, a change of control occurred, whereupon Penny Green ceased to be the beneficial owner of the majority of issued and outstanding shares of our common stock.

Our Products and Services

Charitytunes.com

Through our wholly owned subsidiary Charity Tunes we have developed a website, www.charitytunes.com, through which we sell digital music downloads over the Internet.  www.charitytunes.com allows customers to choose from a selection of charities with whom we have partnered and who receive a percentage of the purchase price of the songs being purchased.

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

In accordance with the Post Merger Agreement, we plan to maintain ownership of Charity Tunes and continue to develop its business.

Charity Tunes Competition

We currently have a very small share in the market for the online retail distribution of music in electronic format.  Our online music business faces competition from traditional retail music distributors such as Virgin Megastore as well as other online retailers such as Amazon.com who sell music in physical formats such as compact disc, digital video disc, Blue-ray disc and, to a lesser extent, vinyl records. These retailers may include regional, national and international retail music chains with physical stores, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order record clubs, small independent operators, and online based music distributors of compact discs, digital video discs and other physical music media.  Many of these competitors have greater financial and other resources than we do. To the extent that consumers choose to purchase media in traditional, non-electronic formats, our potential sales and profits will be reduced.

Our main online music services competitor is  Apple Computer's iTunes Music Store.  We compete for revenues with a wide range of companies who offer user downloads, including broadband Internet service providers such as Yahoo! and MSN, as well as Internet retailers such as Amazon.com, Bestbuy.com, Barnes & Noble, Virgin and Walmart.com.  Finally, we also compete with internet file sharing services where music may be downloaded free of charge, often in contravention of applicable copyright laws.

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

We have established domestic and international relationships with Original Equipment Manufacturers (OEMs), carriers and other industry leading companies in the LBS market space which will assist us in entering our targeted market segments. Our patent pending hardware, combined with the integrated suite of products in concert with our strategic partnerships will help us in facilitating the co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media, and will align our sales and marketing efforts with established sales channels.

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

	Dec-07	Dec-05	Dec-00	Dec-95
Minutes of use	2.1T	1.5T	533.8B	431.9M
Monthly SMS messages	48.1B	9.8	14.4M	N/A
Annualized yearly SMS messages	363B	81B	N/A	N/A
Cell sites	213,199	183,689	104,288	22,663
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

Enterprise Segment

Industry:	Maintenance	Government:	Police
	Transportation		Medical
	Delivery		Education
	Security		Military
	Investigation		Search & Rescue
Event

Business breakdown by employment in specific industries (U.S. Bureau of Labor Statistics):

•	2.4 million are employed in agriculture, forestry, fishing, hunting and mining.
•	9.1 million are employed in construction.
•	17 million are employed manufacturing.
•	6.8 million are employed in transportation, warehousing and utilities.
•	12.4 million are employed in professional, scientific, management, administrative and waste management services.

These include fleet management/dispatch, workforce and sales force management and a variety of public sector location applications.

Consumer Segment

Personal Assets:	Auto
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

Target Market Strategy

For any company in an emerging market the key is to build product and brand awareness and to gain market share as quickly as possible. We will sell our device through joint venture partnerships and original equipment manufacturers into both consumer and enterprise verticals where their device is applicable. Pets are big business and are increasingly becoming nearer and dearer to their owner's hearts and purse strings, and are often considered an integral part of the family. In 2003 pet grooming, boarding and training was a $16 billion industry. By 2008, this is expected to reach an estimated $22.2 billion. America's number one U.S. pet retailer, PetSmart, will double the number of its Petshotels and Petco is launching a pets hospitality concept. (American Pet Products Manufacturers Association)

We intend to access this market with a complete all encompassing product offering. Operating under our trademarked brand name of “PetsMobillty,” we intend to provide “Innovative Products and Services for People and Pets on the Go.” In keeping with this corporate edict, PetsMobility's will provide a fully integrated suite of products that will support their flagship product, the PetsCell, as well as provide significant revenue streams. PetsMobility expects to derive  their revenue from three core products: The PetsCell, the two way waterproof voice enabled GPS pet tracking device PetsMo, an online interactive community for pet lovers and their Pets e-media division, “Ruff Entertainment” that will stream proprietary pet related information and entertainment to handsets and laptops via a wireless format.

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

Pets Mobility Competitive Advantage

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

Pets911.Com

On October 27, 2009, we closed on the acquisition of Pet911.com and all of its assets. This 12-year old business is an online pet portal that specializes in the retrieval of lost pets, pet adoption and all aspects of animal welfare. It provides information and services to the animal welfare community and the public, using alerting technology to inform citizens of urgent news about lost pets in their area, as well as offering a toll-free phone number (1888-Pets911) that enables people to access information on lost animals or to report animal cruelty. Pets911.com has several trademark and patent applications pending approval and holds over 50 domain names associated with www.Pets911.com domain.

Since the acquisition, our pet focused  PetsMobility has worked diligently to evolve the Pets911.com business, leveraging its extensive relationships in the animal welfare community (14,000 rescue organizations) to untap unique revenue opportunities. In December 2009, we announced a Letter of Intent to work with Tuttidare, Inc., to be the exclusive marketing partner of the animal vertical on philanthropic social networking site.

Under the terms of the agreement, PetsMobility™ will have the exclusive marketing rights on Tuttidare's Social Networking site, Philanthropic Donation Management and Auction service for all animal related activities. The Tuttidare platform enables individuals, corporations or groups of like minded individuals to match their interests to the charitable organizations of their choice. This vertical market will be branded the “Pets911 Animal Zone” and will encompass all animal related causes - companion, exotic, circus, racing, big game, equine as well as all farm animals.

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

General

Subsidiaries

We currently have three wholly owned subsidiaries. The first, Sound Revolution Recordings Inc., is a company incorporated in British Columbia for the purposes of carrying on business in British Columbia. The second, Charity Tunes Inc, is a company incorporated in Delaware for the purpose of distributing music and other media online.  The third, PetsMobility Inc., is a company incorporated in Delaware for the purposes operating the websites www.petsmo.com and www.Pets911, and developing and marketing the PetsCellTM TX200 and Pets911.

Intellectual Property

We own the copyright in the content of the websites www.soundrevolution.net, www.charitytunes.com, www. petsmo.com, www. Petlifeline.com, www.on4communications.com and www.Pets911.com.  We also own all the copyright and common law trademark rights in our logos for Charity Tunes, On4 Communications, PetsMobility, PetLifeline and Pets911.

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

Government Regulations

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children’s privacy, copyrights and taxation, we are and will continue to be subject to rules and regulations around the world which affect the business of the Internet.  Also, because we carry on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce will prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies.

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

Employees and Consultants

As of February 5, 2010, we employ consultants in the area of management, sales, marketing, accounting, product and business development and legal services.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located at 10575 N.114th Street, Suite 103, Scottsdale, Arizona 85259.

We also have an operations office in Phoenix, Arizona, and an operations and product development facility in Richmond, British Columbia. Both facilities are leased.

The space in these locations is provided to us at no cost by our shareholders.

Item 3. Legal Proceedings

McCann Family Holding Corporation (“McCann”) filed a lawsuit against us for the repayment of the promissory notes dated May 7, 2008 and May 22, 2008, totaling $334,152 (CDN$360,000). We have defended the lawsuit on the basis that the funds were not due because they were in fact advanced to and utilized by a company related to McCann, even though we executed the promissory notes. McCann has applied to the courts for a summary judgment and we are opposing that application.
On August 24, 2009 we filed a Statement of Claim in the Court of Queen’s Bench of Alberta to initiate a lawsuit against DataTrail Inc.  In the Statement of Claim, we seek the following from DataTrail:

☐	judgment for debt in the amount of CDN$1,044,218 (approximately, US$993,748);

☐	interest on that amount pursuant to the terms of a Loan Agreement with DataTrail dated October 3, 2007;

☐
an order for specific performance directing that DataTrail provide a Security Agreement to On4 pursuant to the terms of the Loan Agreement, and specifically in respect of certain intellectual property rights owned by DataTrail;

☐	an interim and permanent injunction preventing DataTrail from dealing in any way with such intellectual property rights;

☐	indemnity in respect of any amount we are adjudged to be liable for in an action instituted by the McCann Family Holding Corporation against us on October 30, 2008; and

☐	costs.

We know of no other pending or active material legal proceedings to which we are a party and we are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

On April 10, 2009 the respective shareholders of Sound Revolution Inc., our predecessor, and On4 Communications, Inc. approved the amended merger agreement between the two companies entered into on April 7, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the symbol “ONCI.OB”. Our common stock began being quoted on the OTC Bulletin Board on June 23, 2005. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

Holders

As of February 5, 2010, there were 115 holders of record of our common stock. There are also stockholders holding stock in street name.

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

Equity Compensation Plans

As of October 31, 2009 and February 5, 2010 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

From March 1, 2009 to October 31, 2009, we made the following sales of unregistered securities that have not been previously disclosed:

•
During the year ended October 31, 2009, we issued 100,000 shares at a fair value of $50,000 to our former Chief Financial Officer, Troy Rice pursuant to a consulting agreement, dated September 8, 2008. These shares were issued without a prospectus pursuant to exemption from registration in Section 4(2) of the Securities Act of 1933.

•
On October 27, 2009, we issued 3,000,000 shares of our common stock to four U.S. designees as consideration in acquisition of www.Pets911.com and associated business assets, pursuant to an Asset Purchase Agreement between our subsidiary, PetsMobility, Inc. and I Recycle LLC, dated October 12, 2009. These shares were issued without a prospectus in reliance upon Section 4(2) of the Securities Act of 1933.

•
On September 10, 2009, we entered into an investor relations consulting agreement with Bullzano Media Inc. and agreed to issue 20,000 shares of our common stock in consideration for services provided by Bullzano Media Inc. As of February 5, 2010, the shares remained unissued. These shares will be issued in reliance on Regulation S of the Securities Act of 1933.

•
On July 24, 2009, we issued 661,410 units at a price of $0.20 per unit to four non-U.S. investors for total proceeds of $132,282. Each unit consists of one common share and one half warrant to purchase a common share. The warrants have an exercise price of $0.90 and expire on July 24, 2011. These units were issued without a prospectus in reliance upon Regulation S of the Securities Act of 1933.

•
On May 1, 2009, pursuant to the terms of the Merger Agreement signed on April 7, 2009, we issued 27,955,089 shares of our common stock to the former shareholders of On4 Communications, Inc. We completed these offerings of our securities pursuant to Rule 903 of Regulation S and the exemption from registration requirements provided by Section 4(2) of the 1933 Securities Act of 1933, as amended.

•
In May 2009, we issued 333,888 to our preferred shareholders to settle the dividend payable on their preferred shares of $83,472. Consequently, we converted 2,000,000 shares of preferred stock into shares of our common stock at a rate of two common shares for each preferred share.  These issuances of shares of our common stock were pursuant to exemption from registration in Regulation S of the Securities Act of 1933.

•
On April 30, 2009, we issued 35,000,000 shares to Bacchus Entertainment Ltd., a company controlled and directed by our CFO and director, Penny Green. The issuance was effected pursuant to a debt conversion agreement between us and Bacchus Entertainment Ltd., entered into on April 30, 2009 for conversion of $35,000 of the loan owed to the company into shares of our common stock.  The issuance of our shares was made pursuant to exemption from registration in Regulation S of the Securities Act of 1933.

•
On April 30, 2009, we entered into a convertible note agreement with our Chief Financial Officer and director, Penny Green in the sum of $120,000. Interest, calculated at 20% per annum, shall accrue only after seven months have passed since the execution of the convertible note. Amounts due under the note shall be convertible into shares of our common stock at a price of $0.10 per share.

•
On March 12, 2009, we issued 20,000,000 shares to Bacchus Entertainment Ltd., a company controlled and directed by our CFO and director, Penny Green. The issuance was effected pursuant to a debt conversion agreement between us and Bacchus Entertainment Ltd., entered on March 12, 2009 for conversion of $20,000 of the loan owed to the company into shares of our common stock. The issuance of our shares was made pursuant to exemption from registration in Regulation S of the Securities Act of 1933.

•
On March 12, 2009, we issued 13,000,000 shares at a price of $0.001 per share to three non-US investors and four US investors for total proceeds of $13,000. These shares were issued without a prospectus in reliance upon Section 4(2) and Regulation S of the Securities Act of 1933.

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

Use of Proceeds from Sale of Registered Securities

We did not receive any proceeds from the sale of registered securities during the fiscal year ended October 31, 2009.

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

Results of Operations

Revenues

During the year ended October 31, 2009 we generated nominal revenues of $18,746 compared to no revenues for the period ended October 31, 2008. From our inception on June 4, 2001 to October 31, 2009 we generated nominal revenues of $18,746. As of October 31, 2009 we had total assets of $1,342,613 and total current liabilities of $3,085,611.  We anticipate that we will incur substantial losses for the foreseeable future.

Expenses

During the fiscal year ended October 31, 2009, we incurred total operating expenses of $5,507,260 including $2,050,401 in impairment of goodwill, $2,312,141 in impairment of intangible assets, $478,999 in consulting fees, $284,096 in management fees, $158,947 in general and administrative expenses, $104,702 in professional fees, and $54,687 in advertising and marketing.
This compares to our total expenses of $1,947,344 incurred during the fiscal year ended October 31, 2008 which included $376,989 in consulting fees, $319,000 in management fees, $531,420 in general and administrative expenses, $214,983 in professional fees, and $100,424 in advertising and marketing. We recorded no impairment expense during the fiscal year ended October 31, 2008.

The significant increase in our total expenses in fiscal 2009 resulted primarily from the purchase adjustments to the fair market value of our common shares issued to the shareholders of On4 Communications in relation to the merger transaction, and subsequent allocation of the excess of the purchase consideration over the fair value of our assets and liabilities to goodwill. Impairment of intangible assets resulting from our acquisition of Pets911.com also significantly contributed to the sharp rise in our total expenditures for the year ended October 31, 2009 as compared to October 31, 2008.

From our inception on June 4, 2001 to October 31, 2009 we incurred operating total expenses of $9,912,829, including $2,050,401 in impairment of goodwill, $2,871,524 in impairment of intangible assets, $1,666,678 in consulting fees, $988,596 in management fees, $990,484 in general and administrative expenses, $431,572 in professional fees, $388,982 in research and development, and $225,580 in advertising and marketing.
Our general and administrative expenses include fees for telephone service, courier service, postage, office supplies, banking, and website, server and software maintenance.

Net Loss

During the fiscal year ended October 31, 2009 we incurred a net loss of $5,420,719 compared to our net loss of $3,115,418 for the period ended October 31, 2008.  From our inception on June 4, 2001 to February 28, 2009 we incurred a net loss of $11,001,493.  Our net loss was mostly funded by a combination of private placements and shareholder loans.

Liquidity and Capital Resources

As of October 31, 2009 we had $473 in cash, $103,948 in current assets, $3,085,611 in current liabilities and a working capital deficit of $2,981,663.  This compares to $152,777 in cash, $163,610 in current assets, $1,724,147 in current liabilities and working capital deficit of $1,560,537 for the fiscal year ended October 31, 2008.

As of October 31, 2009 we had an accumulated deficit of $11,084,965, an increase of $5,420,719 from our deficit of $5,664,246 accumulated as of October 31, 2008.

From our inception on June 4, 2001 to October 31, 2009 we spent $2,647,409 on operating activities including $1,466,431 spent during fiscal 2008 and $269,322  spent during fiscal 2009. Improvement in our cash used for operating activities is attributed to the fact that we have longer lead time in repayment to our creditors and related parties as we generated less cashflows from our financing activities to support our operating activities and obligations.

From our inception on June 4, 2001 to October 31, 2009 we received $4,599,189 from financing activities, including $2,338,670 received in fiscal 2008 and $79,282 received in fiscal 2009. The decrease in financing activities is the result of a reduction in proceeds.

From our inception on October 30, 2006 to October 31, 2009 we spent $1,987,520 on investing activities. For the fiscal year ended October 31, 2009 we received $1,523 from investing activities, whereas we spent $750,733 on investing activities for the fiscal year ended October 31, 2008.

We do not anticipate any significant changes in our level of activity. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any significant revenues for the next year.

Our planned operation and exploration expenditures over the next 12 months (Beginning February 1, 2010) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
General and administrative expenses	12 months	250,000
Research and Development	12 months	100,000
Sales and Marketing	12 months	200,000
Accounting and Legal	12 months	150,000
Unallocated Working Capital	12 months	100,000
Debt Repayment	12 months	900,000
Total		1,700,000

Our general and administrative expenses for the year will consist primarily of telephone service, courier service, postage, office supplies, banking, and website, server and software maintenance.

Based on our planned expenditures, we require additional funds of approximately $1,700,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will be forced to proceed with an alternative business plan based on our available financial resources.

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

We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,700,000) from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Revenue Recognition and Cost of Revenue

The Company recognizes revenue from the online sale music in accordance with ASC 605 Revenue Recognition. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided.

Management reviews goodwill at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

On4 Communications, Inc.
(A Development Stage Company)
October 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of On4 Communications Inc. (formerly Sound Revolution Inc.) (A Development Stage Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated significant revenue, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Saturna Group Chartered Accountants LLP
Saturna Group Chartered Accountants LLP
Vancouver, Canada

February 15, 2010

On4 Communications, Inc.
(Formerly Sound Revolution Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	October 31,	October 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	473	152,777
Accounts receivable	64,737	–
Prepaid expenses and deposits	38,738	10,833

Total Current Assets	103,948	163,610

Goodwill (Note 3)	1,163,884	–
Intangible assets (Note 4)	66,779	73,838
Website development costs (Note 4)	–	197,141
Property and equipment (Note 5)	8,002	15,862

Total Assets	1,342,613	450,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	533,273	195,838
Accrued liabilities	17,299	6,304
Accrued interest payable (Note 6(c))	141,307	37,418
Deferred revenue	90,385	–
Due to related parties (Note 6)	1,303,492	646,691
Notes payable (Note 7)	881,637	754,424
Convertible note payable to related party, net of unamortized discount of $1,782 (Note 6(e))	118,218	–
Preferred stock dividend payable (Note 8)	–	83,472

Total Current Liabilities	3,085,611	1,724,147

Due to related parties (Note 6)	–	262,565

Total Liabilities	3,085,611	1,986,712

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Contingent Liability (Note 12)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares (October 31, 2008 - 2,000,000 shares) issued and outstanding	–	1,000,000
Common stock: 100,000,000 shares authorized, 0.0001 par value; 99,874,977 shares (October 31, 2008 - 23,521,201) issued and outstanding	9,987	2,388,985

Additional paid-in capital	9,261,980	739,000

Common stock issuable	70,000	–

Deficit accumulated during the development stage	(11,084,965)	(5,664,246)

Total Stockholders’ Deficit	(1,742,998)	(1,536,261)

Total Liabilities and Stockholders’ Deficit	1,342,613	450,451

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended	Accumulated From June 5, 2006 (Date of Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009
	$	$	$

Revenue	18,746	–	18,746
Cost of sales	3,349		3,349

Gross margin	15,397		15,397

Expenses

Advertising and marketing	54,687	100,424	225,580
Amortization of intangible assets	7,059	4,125	11,184
Amortization of property and equipment	14,066	11,214	38,578
Consulting fees (Note 6(c))	478,999	376,989	1,666,678
Foreign exchange loss	41,426	178,281	219,734
General and administrative	158,947	531,420	990,484
Impairment of goodwill (Note 3)	2,050,401	–	2,050,401
Impairment of intangible assets (Note 4)	2,312,141	–	2,871,524
Management fees (Note 6(b))	284,096	319,000	988,596
Payroll	432	29,084	29,516
Professional fees	104,702	214,983	431,572
Research and development	304	181,824	388,982

Total Expenses	5,507,260	1,947,344	9,912,829

Operating Loss	(5,491,863)	(1,947,344)	(9,897,432)

Other Income (Expense)

Gain on settlement of debt	185,145	–	185,145
Interest and other income	224	60,409	63,066
Interest expense	(114,225)	(115,421)	(238,090)
Write-off of note receivable	–	(1,113,062)	(1,114,182)

Total Other Income (Expense)	71,144	(1,168,074)	(1,104,061)

Net Loss	(5,420,719)	(3,115,418)	(11,001,493)

Net Loss Per Share – Basic and Diluted	(0.14)	(0.14)

Weighted Average Shares Outstanding	40,056,000	22,852,000

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2009

	Preferred Stock		Common Stock
	Shares #	Amount $	Shares #	Amount $	Additional Paid-in Capital $	Share Subscriptions Receivable $	Deficit Accumulated During the Development Stage $	Total $

Balance – June 5, 2006 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.0001 per share	–	–	10,000,000	1,000	–	(1,000)	–	–

Issuance of common stock for cash at $0.07 per share	–	–	10,000,000	700,000	–	(25,000)	–	675,000

Net loss for the period			–	–	–	–	(282,206)	(282,206)

Balance – October 31, 2006	–	–	20,000,000	701,000	–	(26,000)	(282,206)	392,794

Issuance of 2,000,000 Series A Preferred Shares at $0.50 per share	2,000,000	1,000,000	–	–	–	–	–	1,000,000

Stock subscriptions received	–	–	–	–	–	25,120	–	25,120

Issuance of common stock at $0.50 per share	–	–	500,000	250,000	–	–	–	250,000

Issuance of common stock to subsidiary	–	–	1	–	–	–	–	–

Fair value of share purchase warrants issued	–	–	–	–	497,980	–	–	497,980

Fair value of stock options granted	–	–	–	–	108,710	–	–	108,710

Cumulative preferred dividends	–	–	–	–	–	–	(48,472)	(48,472)

Net loss for the year			–	–	–	–	(2,183,150)	(2,183,150)

Balance – October 31, 2007	2,000,000	1,000,000	20,500,001	951,000	606,690	(880)	(2,513,828)	42,982

Issuance of common stock at $0.50 per share	–	–	3,021,200	1,516,000	–	–	–	1,516,000

Stock subscriptions received	–	–	–	–	–	880	–	880

Share issuance costs	–	–	–	(78,015)	–	–	–	(78,015)

Fair value of share purchase warrants issued	–	–	–	–	29,350	–	–	29,350

Fair value of stock options granted	–	–	–	–	102,960	–	–	102,960

Cumulative preferred dividends	–	–	–	–	–	–	(35,000)	(35,000)

Net loss for the year	–	–	–	–	–	–	(3,115,418)	(3,115,418)

Balance – October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2009
							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$

Balance – October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

Issuance of common stock for services at $0.50 per share	–	–	100,000	50,000	–	–	–	50,000

Stock-based compensation	–	–	–	–	94,539	–	–	94,539

Common shares issued upon conversion of preferred stock	(2,000,000)	(1,000,000)	4,000,000	1,000,000	–	–	–	–

Common shares issued upon conversion of preferred dividend payable	–	–	333,888	83,472	–	–	–	83,472

Balance, May 1, 2009 before recapitalization (Note 3)	–	–	27,955,089	3,522,457	833,539	–	(5,664,246)	(1,308,250)

May 1, 2009 Recapitalization Transactions

Shares acquired by legal parent	–	–	(27,955,089)	–	–	–	–	–

Shares of Sound Revolution Inc.	–	–	68,258,478	–	–	–	–	–

Shares issued to shareholders of On4 Communications Inc.	–	–	27,955,089	2,796	2,658,893	–	–	2,661,689

To record par value adjustment	–	–		(3,515,632)	3,515,632	–	–	–

Stock subscriptions received	–	–	661,410	66	132,216	–	–	132,282

Share issuance costs	–	–	–	–	(8,000)	–	–	(8,000)

Issuance of common stock for acquisition	–	–	3,000,000	300	2,129,700	–	–	2,130,000

Common stock issuable for services	–	–	–	–	–	70,000	–	70,000

Net loss for the year	–	–	–	–	–	–	(5,420,719)	(5,420,719)

Balance – October 31, 2009	–	–	99,874,977	9,987	9,261,980	70,000	(11,084,965)	(1,742,998)

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(Formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended October 31, 2009 $	For the Year Ended October 31, 2008 $	Accumulated From June 5, 2006 (Date of Inception) to October 31, 2009 $

Operating Activities

Net loss	(5,420,719)	(3,115,418)	(11,001,493)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	10,218	–	10,218
Amortization of property and equipment	14,066	11,214	38,578
Amortization of intangible assets	7,059	4,125	11,184
Gain on settlement of debt	(185,145)	–	(185,145)
Impairment of goodwill	2,050,401	–	2,050,401
Impairment of intangible assets	2,312,141	–	2,871,524
Issuance of notes payable for services and penalties	–	90,402	90,402
Issuance of shares for services	120,000	–	120,000
Stock-based compensation	94,539	132,310	833,539
Write-off of notes receivable	–	1,113,062	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	(64,737)	–	(64,737)
Prepaid expenses and deposits	(19,541)	15,067	(30,374)
Accounts payable and accrued liabilities	378,903	130,960	593,045
Accrued interest payable	116,338	37,418	153,756
Deferred revenue	90,385	–	90,385
Due to related parties	226,770	114,429	657,126

Net Cash Used In Operating Activities	(269,322)	(1,466,431)	(2,647,409)

Investing Activities
Acquisition of intangible assets	–	(40,259)	(834,487)
Cash acquired in reverse merger	1,523	–	1,523
Acquisition of property and equipment	–	(6,630)	(40,374)
Advances for note receivable	–	(703,844)	(1,114,182)

Net Cash Provided by (Used In) Investing Activities	1,523	(750,733)	(1,987,520)

Financing Activities
Proceeds from issuance of common stock	132,282	1,438,865	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	652,022	652,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	247,783	560,150
Repayments to related parties	(45,000)	–	(45,000)
Share issuance costs	(8,000)	–	(8,000)

Net Cash Provided By Financing Activities	79,282	2,338,670	4,599,189

Effects of Exchange Rate Changes on Cash	36,213	–	36,213

Increase (Decrease) in Cash	(152,304)	121,506	473

Cash - Beginning of Period	152,777	31,271	–

Cash - End of Period	473	152,777	473

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–
 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

1.  Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on July 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1 to 1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4.  On4 was a private operating company, and the Company was a public company with an operating business. The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 is deemed to be the acquirer for accounting purposes and the consolidated financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009. On4 is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company has three wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, (ii) Charity Tunes Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online; and (iii) PetsMobility Inc., which was incorporated in the state of Delaware on March 23, 2006 for the purposes operating the website www.petsmo.com and related business. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities. Refer to Note 3.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2009, the Company has a working capital deficiency of $2,981,663, and has accumulated losses totaling $11,084,965 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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

Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of goodwill and intangible assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

2.           Summary of Significant Accounting Principles (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity dates of three months or less at the time of issuance to be cash equivalents

Property and Equipment

Property and equipment, consisting primarily of computer and office equipment, is stated at cost and is amortized using the straight-line method over the estimated lives of the related assets of three and five years, respectively.

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device, and the assets acquired from Pets911.com described in Note 4. Intangible assets acquired are initially recognized and measured at cost and is being amortized straight-line over the estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets and goodwill are reviewed annually.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided.

Management reviews goodwill at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired.

Website Development Costs

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to the Company’s business operations. Costs are capitalized in accordance with ASC 350-50, Web Site Development Costs, and are amortized on a straight-line basis over the estimated useful life of three years commencing when the internet web site has been completed.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. For the year ended October 31, 2009, advertising costs were $54,687 (2008 - $100,424).

Revenue Recognition

The Company recognizes revenue from the online sale music in accordance with ASC 605, Revenue Recognition. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

2.           Summary of Significant Accounting Principles (continued)

Earnings Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2009 and 2008, the Company had no items representing comprehensive income/loss.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company files federal income tax returns in the United States.  The Company may be subject to a reassessment of federal taxes by tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the federal statute of limitations can reach beyond the standard three year period. The statute of limitations in the United States for income tax assessment varies from state to state. Tax authorities have not audited any of the Company’s income tax returns.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended October 31, 2009 and 2008, there were no charges for interest or penalties.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

2.           Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 14.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

2.           Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

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

Material terms of the merger agreement were as follows:

Prior to the merger closing:

•
The Company entered into a convertible note (the “Note”) in the amount of $120,000 with Penny Green, the majority shareholder, CEO, a director and the sole officer of the Company, which is convertible into common stock at $0.10 per share at the option of the holder, and which is due in seven months. Refer to Note 6(e).

•	The Company converted debt of $35,000 owed to Bacchus Entertainment Ltd., a company owned and controlled by Penny Green, into 35,000,000 shares of common stock at a price of $0.001 per share.

•
The Company is to transfer all of its assets and debts, other than the Note and any debt owing to Penny Green or Bacchus Entertainment Ltd., to its wholly owned subsidiary, Charity Tunes. At October 31, 2009, the transfer to Charity Tunes had not occurred.

Upon the merger closing:

•
The Company shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half share purchase warrant to purchase one common share at a price of $1.00 for a period of one year. At October 31, 2009, the Company had not yet raised $150,000.

•
All notes payable by On4 in excess of $100,000 shall be converted to common shares at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%. As at October 31, 2009, none of the notes had been converted.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

3. Merger Transaction (continued)

After raising a minimum of $150,000:

•	$150,000 shall be repaid to Penny Green towards the outstanding loans owed to her, or companies controlled by her. (Not yet completed).

•
Upon receipt of the $150,000 payment, Charity Tunes shall be sold to Bacchus Filings Inc., a company controlled by Penny Green, in consideration for which Bacchus Filings Inc. shall assume the entire amount of loan owing to Penny Green or Bacchus Entertainment Ltd., exclusive of the Note (amended below).;

•	Penny Green, and all companies controlled by Penny Green, will cancel all but 236,066 of the Company’s shares owned by them (amended below).

The Company’s common shares issued to the On4 shareholders were determined to have a fair value of $2,661,689. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $3,214,285 as at May 1, 2009, has been allocated to goodwill.  As at October 31, 2009, the Company recorded impairment on goodwill of $2,050,401, resulting in a carrying value of goodwill of $1,163,884.

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, an officer and director of the Company, and Bacchus Entertainment Ltd. and Bacchus Filings Inc., both companies controlled by Penny Green, pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement dated April 7, 2009.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. agreed to cancel a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company (refer to Note 14).  In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010 all amounts owed to Penny Green and Bacchus Filings shall be forgiven.

4. Intangible Assets and Website Development Costs

						October 31,	October 31,
						2009	2008
			Accumulated			Net Carrying	Net Carrying
	Cost		Amortization	Impairment		Value	Value
	$		$	$		$	$

Patents		58,262	11,184		–	47,078	54,137
Trademarks		19,701	–		–	19,701	19,701
Pets911.com		2,115,000	–		2,115,000	–	–
		2,192,963	11,184		2,115,000	66,779	73,838
Website Development		197,141	–		197,141	–	197,141

		2,390,104	11,184		2,312,141	66,779	270,979

On October 12, 2009, the Company entered into an asset purchase agreement to acquire Pets911.com and all intellectual property, software and business assets associated with operating the website.  Pursuant to the terms of the agreement the Company issued 3,000,000 shares of its common stock.  The Company recorded the fair value of the shares of $2,115,000 as intangible assets.

As at October 31, 2009, the Company recognized an impairment of $2,115,000 over its assets acquired from Pets911.com and an impairment of $197,141 for website development costs.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

The following table summarizes the expected amortization on the patents over the next five years:

2010	$6,954
2011	6,954
2012	6,954
2013	6,954
2014	6,954

$34,770

5.           Property and Equipment

			October 31,	October 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	32,053	25,326	6,727	6,894
Office equipment	25,067	23,792	1,275	8,968
	57,120	49,118	8,002	15,862

6.           Related Party Transactions

a)
As at October 31, 2009, the Company owed $426,908 (2008 - $426,908) to a company with common management for advances of operating funds and services provided. This amount owing is unsecured, non-interest bearing and due on demand.

b)	As at October 31, 2009, the Company owed $324,307 (2008 - $219,783) to management and directors for consulting services. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
As at October 31, 2009, the Company owed $187,565 (2008 - $262,565) to management and directors of the Company for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, bear interest at 10% per annum, and payable on January 31, 2010. As at October 31, 2009, accrued interest of $37,446 (2008 - $25,611) is included in accrued interest payable.

d)
As at October 31, 2009, the Company has notes payable of $364,712 (2008 - $Nil) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible note up to its face value of $120,000. As at October 31, 2009, $10,218 had been accreted increasing the carrying value of the convertible note to $118,218.

f)	In April 2009, the Company issued 35,000,000 common shares to settle debt of $35,000 owed to a Company controlled by the Chief Financial Officer of the Company.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

7.           Notes Payable

	October 31, 2009 $	October 31, 2008 $

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	24,985	24,985

McCann Family Holding Corporation, unsecured, due interest at 13% per annum, and due on demand. Original principal of $278,460 (Cdn$300,000) plus $55,692 (Cdn$60,000) of non-payment penalties for failure to repay the debt at due date.	334,152	297,939

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	400,000	400,000

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	24,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	881,637	754,424

8.           Share Capital

For the Year Ended October 31, 2009

As at October 31, 2009, the Company has agreed to issue 220,000 common shares for consulting services with a fair value of $70,000.

On October 12, 2009, the Company issued 3,000,000 common shares at a fair value of $2,130,000 for the acquisition of assets of Pets911.com including acquisition costs of $15,000.  Refer to Note 4.

On July 24, 2009, the Company issued 661,410 units at $0.20 per share for proceeds of $132,282.  Each unit will consist of one common share and one half share purchase warrant exercisable at $0.90 per share up to July 24, 2011. In connection with the issuance, the Company paid finders’ fees of $8,000.

In May 2009, the Company converted 2,000,000 preferred shares into 4,000,000 common shares of the Company at a rate of two common shares for each preferred share.

On May 1, 2009, the Company issued 27,955,089 common shares with a fair value of $2,661,689 for the acquisition of On4.  Refer to Note 3.

In April 2009, On4 issued 333,888 common shares to the preferred shareholders to settle the dividend payable of $83,472.

In March 2009, On4 issued 100,000 common shares at a fair value of $50,000 to the Company’s Chief Financial Officer pursuant to a consulting agreement.

For the Year Ended October 31, 2008

On March 7, 2008, On4 issued 3,021,200 common shares at $0.50 per share for proceeds of $1,516,000.  The Company incurred share issuance costs of $78,015 relating to this private placement.

On February 7, 2008, On4 issued 1 common share to its subsidiary, PetsMobility Inc.

Share Transactions of the Company prior to the reverse merger

On March 12, 2009, the Company issued 13,000,000 common shares at $0.001 per share for proceeds of $13,000.

On March 12, 2009, the Company issued 20,000,000 common shares to settle debt of $20,000 owed to the President of the Company.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

9.Share Purchase Warrants

On February 28, 2009, the Company issued 78,000 share purchase warrants to consultants of the Company for services provided. Each warrant allows the warrant holder to purchase one share of common stock of the Company at $0.50 per share for a period of five years from the date of issuance.

On July 24, 2009, the Company issued 330,705 share purchase warrants as part of a private placement.  Each warrant allows the warrant holder to purchase one share of common stock of the Company at $0.90 per share for a period of two years from the date of issuance.

	Number of Warrants	Exercise Price $

Balance – October 31, 2007	1,300,000	0.50

Issued	78,000	0.50

Balance – October 31, 2008	1,378,000	0.50

Issued	408,705	0.82
Balance – October 31, 2009	1,786,705	0.57

During the year ended October 31, 2009, the Company recorded stock-based compensation expense of $29,350 (2008 - $29,350) relating to the fair value of share purchase warrants using the Black-Scholes Option Pricing Model and the following assumptions:

	2009	2008
Expected Dividend Yield	0.00%	0.00%
Risk-free Rate	2.50%	2.50%
Expected Life of the Warrant	5 years	5 years
Volatility	100%	100%

As at October 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

10.           Stock Options

During the year ended October 31, 2008, the Company granted 500,000 options, of which 200,000 options vested immediately, 150,000 options vested on December 18, 2008, and 150,000 options were to vest on December 18, 2009. In November 2008 the final tranche of 150,000 unvested options were forfeited. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.14%, expected volatility of 100%, an expected option life of 10 years and no expected dividends. The weighted average fair value of options granted was $0.43 per option. During the year ended October 31, 2009, stock-based compensation expense of $65,189 was charged to operations.

The following table summarizes stock option plan activities:
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – October 31, 2007	275,000	0.50

Granted	500,000	1.00

Balance – October 31, 2008	775,000	0.82		–

Forfeited	(150,000)	1.00

Balance – October 31, 2009	625,000	0.78	7.96	–

10.           Stock Options (continued)

Additional information regarding stock options as of October 31, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017

625,000

A summary of the status of the Company’s non-vested stock options as of October 31, 2009 are presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested, October 31, 2007	50,000	0.50
Granted	500,000	1.00
Vested	(250,000)	0.90

Non-vested, October 31, 2008	300,000	1.00
Forfeited	(150,000)	1.00
Vested	(150,000)	1.00

Non-vested, October 31, 2009	–	–

As of October 31, 2009, the Company had $Nil of unrecognized compensation expense relating to unvested options.

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
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

The Company will collect an amount equal to a minimum of 10% of the sale price of a song or other digital content or products sold in its website for which purchasers select WWF-Canada as the recipient of the donation. Donations collected will be forwarded to WWF-Canada every calendar quarter if donations owed by Charity Tunes are at least $100.

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

c)
On September 10, 2009, the Company entered into a consulting agreement with a consultant who will provide consulting services for $4,622 (Cdn $5,000) and 10,000 shares of common stock per month for a term of two months.  As at October 31, 2009, the fair value of 20,000 shares of $9,000 was included in common stock issuable.

d)
The Company rents facilities from other entities. Rent expense for these facilities for the year ended October 31, 2009 and 2008 was $68,857 and $74,731 respectively. The facility leases expire within the next year.

As of October 31, 2009, approximate future minimum lease payment required under non-cancelable operating leases is as follows for the fiscal year ended:

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

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

13.           Income Taxes

The Company has $5,464,789 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the years ended October 31, 2009 and 2008, respectively, as a result of the following:

	2009 $	2008 $

Net loss before taxes	(5,420,719)	(3,115,418)
Statutory rate	34%	34%

Expected tax recovery	1,843,045	1,059,242
Permanent differences and other	(1,493,921)	(383,656)
Change in valuation allowance	(349,124)	(675,586)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	2009 $	2008 $

Net operating losses carried forward	1,858,029	1,508,905
Valuation allowance	(1,858,029)	(1,508,905)

Net deferred tax asset	–	–

The Company has incurred operating losses of $5,464,789 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Net Operating	Expiry Date
	Loss
Period Incurred	$

2006	282,206	2026
2007	2,168,732	2027
2008	1,987,017	2028
2009	1,026,834	2029

	5,464,789

The Company is in arrears on filing its statutory income tax returns and it therefore has estimated the expected amount of loss carryforwards available once the outstanding returns are filed. The Company expects to have net operating loss carryforwards for income tax purposes available to offset future taxable income. In addition, the Company may be subject to penalties and interest for failure to file these returns and related schedules.
14.           Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through February 16, 2010, the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events, except as disclosed below.

a)
On November 27, 2009, the Company entered into a promotional agreement with ConAgra Foods Canada Inc (“Con Agra”). Pursuant to the agreement, the Company shall make its music catalogue available as a promotion from approximately February 28, 2010 to September 30, 2010 in exchange for $106,851 (Cdn $115,602).

b)
On February 3, 2010, the Company paid $75,000 of outstanding debt owing to the Company’s Chief Financial Officer and Director.  Pursuant to the merger agreement as disclosed in Note 3, the Company’s Chief Financial Officer and a company controlled by the Chief Financial Officer cancelled 52,223,931 common shares of the Company.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Peterson Sullivan LLP, Certified Public Accountants, audited our financial statements for the years ended February 28, 2007 and February 29, 2008.  On April 9, 2009 we dismissed Peterson Sullivan and engaged Saturna Group Chartered Accountants LLP as our new independent registered public accounting firm.  During the fiscal years ended February 29, 2008 and February 28, 2009 and through April 9, 2009, there have been no disagreements with Peterson Sullivan LLP on any mater of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peterson Sullivan LLP would have caused it to make reference thereto in connection with its report on the financial statements for such years.

There have been no changes in or disagreements with our accounting firm on accounting and financial disclosure.

Item 9A(T).  Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our executive officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2009, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have a majority of independent directors and our audit committee is comprised of a sole member, who is an executive officer. There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization. There is no code of ethics.

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

4.	During our audit, there were a significant number of audit adjustments noted, which indicates a material weakness in our financial reporting process and maintenance of our general ledger.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered accountant, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of October 31, 2009.

Changes in Internal Controls

On September 30, 2009, we established an audit committee for the purpose of overseeing our accounting and financial reporting process and audits of our financial statements. Penny Green, our Chief Financial Officer and director, was appointed as a sole member of the audit committee. The audit committee is governed by an audit committee charter, which can be found in Exhibit 99.1 of this form.

During the quarter ended October 31, 2009 there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Cameron Robb	39	Director, President, Chief Executive Officer
Penny Green	38	Director, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer
Catherine LeBlanc	39	Director

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

Cameron Robb, President, Chief Executive Officer, Director

Cameron Robb co-founded PetsMobility in June 2004 and On4 Communications, Inc. in June 2006. He has been acting Chief Executive Officer and a Director of both organizations since their inceptions. Mr. Robb operated an executive management consultancy through which he advised private and public companies on matters such as venture capital and finance, international sales, and marketing. His clients represented diverse industries such as entertainment, technology, energy, and consumer products. He was President and CEO and co-founder of Wooket Graphics, Inc, a North American entertainment and licensing company. Currently, in addition to his work with On4 and PetsMobility, Mr. Robb serves as an Advisory Board Member for the Canada Arizona Business Council, Firstar Sports, Inc, and serves as a Board Member on For The Earth Corporation. He is also a mentor to Arizona State University students in the Technopolis Program, established to help ASU become a more responsive and entrepreneurial university.

Penny Green, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Penny Green is the founder of Charity Tunes Inc. and Sound Revolution Inc., our predecessor,  and served as our President and Chief Executive Officer from June 5, 2001 to March 15, 2004, from May 30, 2005 to March 30, 2007, and from September 8, 2008 to September 15, 2008, and again from February 9, 2009 to September 21, 2009.  She also served as the Company’s Secretary from June 5, 2001 to March 15, 2004 and from June 15, 2004 to September 15, 2008, as well as its Treasurer and a director from June 5, 2001 to September 15, 2008.  In addition, Ms. Green acted as the Company’s Chief Financial Officer from August 11, 2004 to September 15, 2008 and its Chairman from March 15, 2004 to September 15, 2008. On February 9, 2009, Ms. Green was reappointed as the Chief Financial Officer, Secretary and Treasurer and has remained in those positions today.

Ms. Green has been the managing attorney of the law firm Bacchus Law Corporation for the past 12 years.  She has been practicing law for more than 14 years, and founded the firm approximately 12 years ago. She is called as an attorney is the State of Washington and the Province of British Columbia, and is a member of the Washington State Bar Association, the American Bar Association, the Law Society of British Columbia and the Canadian Bar Association.
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

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

☐	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

☐	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

☐
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

☐
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended October 31, 2009 were filed, except that some reports were filed late.

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

Director Nominees

As of February 5, 2010 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Audit Committee

On September 30, 2009, we implemented an audit committee comprised of our Chief Financial Officer and director, Penny Green, in accordance with the requirements of the British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets and National Instrument 52-110 Audit Committees. The audit committee adopted an audit committee charter governing the duties of the audit committee, which is included as an exhibit under Item 15 of this form.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended October 31, 2009.

Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Cameron Robb(3) President, Chief Executive Officer (1)	2009	120,000	0	0	0	0	0	0	120,000
	2008	120,000	0	0	0	0	0	0	120,000
Penny Green Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and Director (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Catherine LeBlanc(3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Troy Rice (4)	2009	50,000	0	11,000	0	0	0	0	61,000
	2008	30,000	0	50,000	0	0	0	0	80,000
Robin Ram (5)	2009	25,000	0	0	0	0	0	0	25,000
	2008	63,500	19,600	22,500	10,622	0	0	0	116,222 (6)

(1)	Cameron Robb serves as our President and Chief Executive Officer from September 21, 2009 to present.

(2)
Penny Green served as President and Chief Executive Officer of Sound Revolution from June 4, 2001 to March 15, 2004, from June 1, 2005 to March 30, 2007, from September 8, 2008 to September 15, 2008 and again from February 9, 2009 to September 21, 2009.  Ms. Green also served as Secretary, Treasurer and Director of Sound Revolution from June 4, 2001 to September 14, 2008, again from February 9, 2009 to present.  Ms Green has also held the title of Chief Financial Officer from August 11, 2004 to September 14, 2008, and from February 9, 2009 to present, and principal accounting officer from February 9, 2009 to present.

(3)
Catherine LeBlanc served as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer from September 15, 2008 to February 9, 2009.  Ms. LeBlanc has also served as a Director of Sound Revolution since September 15, 2008.

(4)	Troy Rice acted as our Chief Financial Officer from September 5, 2008 to May 1, 2009.

(5)
Mr. Ram was appointed as chief operating officer and chief marketing officer of Sound Revolution on June 19, 2006 and December 1, 2006, respectively, which post he held until March 30, 2007. From March 30, 2007 to September 8, 2008, Mr. Ram served as our President and Chief Executive Officer. Mr. Ram has also served as a Director of Sound Revolution from June 26, 2006 to September 8, 2008.

(6)
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

The following table sets forth the ownership, as of February 5, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of February 5, 2010, there were 47,651,046 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
	EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
Common	Cameron Robb (1) 15615 N.71st Street Scottsdale, Arizona USA 85254	15,850,000 (2)	33.29%
Common	Catherine LeBlanc (3) 7 Vancouver Street, Suite 207 Barrie, Ontario Canada L4M 4M1	0	0%
Common	Penny Green (4) 1820- 925 West Georgia Street Vancouver, British Columbia Canada V6C 3L2	2,414,035 (5)	5.07%
All Executive Officers and Directors as a Group		18,264,035	38.33%
	5% BENEFICIAL OWNERS
Common	On4 Communications, Inc.(6)	15,850,000	33.29%
Common	Bacchus Entertainment Ltd. (6)	2,414,035	5.07%
All 5% Beneficial Owners		18,264,035	38.33%

1.	Cameron Robb is our President, Chief Executive Officer, and Director.

2.
Includes 15,850,000 shares of our common stock held by On4 Communications, Inc. (Canada), a Canadian federal corporation (“On4 Canada”) over which Mr. Robb and Gord Jessop share voting and dispositive control. However, of the 15,850,000 shares, 4,336,001 shares are beneficially owned by Gord Jessop and 4,010,499 are beneficially owned by other shareholders.  On4 Canada is currently completing a reorganization to transfer legal title to the beneficial owners of the shares

3.	Catherine LeBlanc is our Director.

4.	Penny Green is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

5.	Includes 2,414,035 shares of our common stock held by Bacchus Entertainment Ltd., a company over which Ms. Green exercises voting and dispositive control.

6.	Calculated based on issued and outstanding shares of 47,651,046 as of February 5, 2010.

Changes in Control

On February 3, 2010, pursuant to the Post Merger Agreement, Penny Green, our director and officer, and Bacchus Entertainment Ltd., a company controlled by her, cancelled a total of 52,223,931 shares of our common stock. As a result of the cancellation of shares, a change of control occurred, whereupon Penny Green ceased to be the beneficial owner of the majority of issued and outstanding shares of our common stock.

Currently, On4 Canada is our largest shareholder, holding 15,850,000 shares of our common stock, of which 4,336,001 shares are held beneficially by Gord Jessop and 4,010,499 are beneficially owned by other shareholders. On4 Canada is currently completing a reorganization to transfer legal title to beneficial owners of shares.

There are currently no other arrangements or agreements which would result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

At October 31, 2009, we owed $127,409 to Cameron Robb, our President, CEO and Director, for his consulting services. This amount is unsecured, non-interest bearing, and due on demand. We also owed $67,065.03 to Mr. Robb for advances of operating funds and services provided. The loan is unsecured and accrues interest at 10% per annum, the total amount of the loan being due on January 31, 2010. As at October 31, 2009, we have recorded accrued interest of $13,212.22.

At October 31, 2009, we owed $332,308 to Penny Green, our Chief Financial Officer and Director. Our subsidiary, Charity Tunes owes Ms Green $32,404. All amounts was unsecured, non-interest bearing, and was due on demand.

At October 31, 2009, we owed $196,898 plus interest to Gordon Jessop for his consulting services. At October 31, 2009, Mr. Jessop exercised direction and control over On4 Communications Inc., a company which holds over 5% of our issued and outstanding shares (On4 Canada). The amount owing is unsecured, non-interest bearing, and is due on demand.

At October 31, 2009, we further owed $120,500 to Mr. Jessop for advance of operating funds and services provided to us. The amounts owing are unsecured, due interest at 10% per annum, and due on January 31, 2010. As at October 31, 2009, we have recorded accrued interest of $24,233.40.

At October 31, 2009, we owed $323,476 to On4 Canada for advances of operating funds. In addition, our subsidiary, PetsMobility, owed $103,432 to On4 Canada. These amounts owing are unsecured, non-interest bearing and due on demand.

On April 7, 2009, we (then Sound Revolution Inc.) entered into the Merger Agreement with On4 Communications, Inc., an Arizona corporation, to effect a merger of the two companies by a share exchange on one-for-one basis. Pursuant to the Merger Agreement, as a condition precedent, we entered into a debt conversion agreement and a convertible note agreement with Penny Green, as described further in paragraphs below. We further transferred all of our assets and debts, other then the amounts owing to Penny Green and Bacchus Entertainment Ltd., to our wholly owned subsidiary, Charity Tunes Inc. We undertook to raise a minimum of US$150,000 through direct offering of our units, comprising of one common share and one half warrant, upon the Merger closing. The raised funds were to be used to repay the outstanding loans owed to Penny Green or companies controlled by her.

On April 30, 2009, we entered into a debt conversion agreement (the “Debt Conversion Agreement”) with Bacchus Entertainment Ltd. to convert $35,000 of the debt owed by us to Bacchus Entertainment Ltd. in accordance with loan agreement dated August 31, 2004 and amended as of January 1, 2007 and January 1, 2008, into shares of our common stock at the price of $0.001 per share for an aggregate total of 35,000,000 shares.

On July 31, 2009, we issued a convertible note to Penny Green to secure $120,000 of amounts owed to her. The note is non-interest bearing until maturity seven months after issuance. If the note is not paid upon the maturity date, it bears interest at a rate of 20% accruing on a monthly basis. The note may be converted at any time into shares of the Company’s common stock at a price of $0.10 per share, at the option of the holder.

On September 14, 2009, we entered into the Post Merger Agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc, dated September 14, 2009 which replaced the loan repayment and share cancellation obligations for Penny Green and her affiliated companies pursuant to the Merger Agreement. Pursuant to the terms of the Post Merger Agreement, once we paid a minimum of $75,000 to Penny Green or Bacchus Entertainment Ltd. towards the debt of $450,000 owed them, the would cancel 52,223,931 shares of our common stock and no further cancellations would be due.  Further, Bacchus Filings Inc. and Penny Green agreed to relinquish all rights they had to acquire Charity Tunes. If Charity Tunes does not generate at least $500,000 in revenue by June 30, 2010, then Bacchus Entertainment and Ms. Green also agreed to forgive, release or forever discharge us from paying all monies owed by us to Bacchus Entertainment or Ms. Green as of September 14, 2009.  On February 3, 2010, we paid $75,000 to Penny Green and 52,223,931 shares were cancelled.

Other than as described above in the sections “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management”, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock or family members of these persons, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, none of our directors meet this definition of independence.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our former auditors, Peterson Sullivan, LP, and our current auditors, Saturna Group Chartered Accountants LLP, in connection with the audit of our financial statements for the years ended February 28, 2008 and 2009, transitional period ended October 31, 2009 and any other fees billed for services rendered by our auditors during these periods.

AUDIT, AUDIT-RELATED AND NON-AUDIT FEES

Description of Service	Year Ended October 31, 2009 ($)	Year Ended February 28, 2009 ($)	Year Ended February 29, 2008 ($)
Audit fees	27,500	19,400	27,000
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	27,500	19,400	27,000

Audit Committee Approval

Our audit committee pre-approved all audit related services for the year ended October 31, 2009.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
99.1	Audit Committee Charter, dated September 30, 2009
3.1	Certificate of Merger dated May 1, 2009 incorporated by reference as Exhibit 3.1 of our Report on Form 8-K filed on May 7, 2009
3.2	Certificate of Amendment filed with the Delaware Secretary of State on July 2, 2009 incorporated by reference as an exhibit to our Current Report on Form 8-K filed on July 27, 2009
10.1	Merger Agreement between the Company and On 4 Communications, Inc. dated March 12, 2009 incorporated by reference as exhibit 10.1 on our Report on Form 8-K filed on April 16, 2009
10.2	Debt Conversion Agreement with Bacchus Entertainment Ltd. dated March 12, 2009
10.3	Merger Agreement with On4 Communications, Inc. dated April 7, 2009 incorporated by reference as Exhibit 10.1 of our Report on Form 8-K filed on April 13, 2009
10.4	Convertible Note Agreement with Bacchus Entertainment Ltd. dated April 30, 2009 incorporated by reference as Exhibit 10.2 of our Report on Form 8-K filed on May 7, 2009
10.5	Debt Conversion Agreement with Bacchus Entertainment Ltd. dated April 30, 2009 incorporated by reference as Exhibit 10.3 of our Report on Form 8-K filed on May 7, 2009
10.6	Promotion Agreement between Charity Tunes Inc. and ConAgra Foods Canada Inc. dated June 29, 2009 incorporated by reference as an exhibit to our Current Report on Form 8-K filed on July 2, 2009
10.7
Post Merger Agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Ind. dated September 14, 2009 incorporated by reference as an exhibit in our Quarterly Report on Form 10-K filed on September 18, 2009

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ON4 COMMUNICATIONS, INC.

Date: February 16, 2010	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cameron Robb Cameron Robb	President, Chief Executive Officer, Director	February 16, 2010
/s/ Penny Green Penny Green	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	February 16, 2010