Form 10-Q
period 2010-01-31
ON4 COMMUNICATIONS INC.
filed 2010-03-22
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

N/A
(I.R.S. Employer Identification No.)

16413 N. 91 Street, C 100
Scottsdale, AZ  85260
(Address of principal executive offices)

480.619.5510
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

As of March 12, 2010 the registrant’s outstanding common stock consisted of 47,651,046 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON4 COMMUNICATIONS INC. Consolidated Financial Statements Three Months Ended January 31, 2010 (Expressed in US dollars) (Unaudited)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	January 31, 2010 $	October 31, 2009 $

	(Unaudited)
ASSETS

Current Assets

Cash	77,503	473
Accounts receivable	–	64,737
Prepaid expenses and deposits	26,235	38,738

Total Current Assets	103,738	103,948

Goodwill (Note 3)	1,163,884	1,163,884
Intangible assets (Note 4)	65,040	66,779
Property and equipment (Note 5)	8,169	8,002

Total Assets	1,340,831	1,342,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	547,727	533,273
Accrued liabilities	30,591	17,299
Accrued interest payable (Note 6(c))	220,237	141,307
Deferred revenue	36,272	90,385
Due to related parties (Note 6)	1,420,963	1,303,492
Notes payable (Note 7)	959,900	881,637
Convertible note payable to related party, net of unamortized discount of $Nil (October 31, 2009 - $1,782) (Note 6(e))	120,000	118,218

Total Liabilities	3,335,690	3,085,611

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)
Contingent Liability (Note 11)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, 0.0001 par value; 99,874,977 shares issued and outstanding	9,987	9,987

Additional paid-in capital	9,261,980	9,261,980

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(11,336,826)	(11,084,965)

Total Stockholders’ Deficit	(1,994,859)	(1,742,998)

Total Liabilities and Stockholders’ Deficit	1,340,831	1,342,613

 (The accompanying notes are an integral part of hese consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended January 31, 2010 $	For the Three Months Ended January 31, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to January 31, 2010 $

Revenue	57,999	–	76,745
Cost of sales	27,155	–	30,504

Gross margin	30,844	–	46,241

Expenses

Advertising and marketing	1,889	30,882	227,469
Amortization of intangible assets	1,739	3,802	12,923
Amortization of property and equipment	2,730	9,288	41,308
Consulting fees	16,166	309,821	1,682,844
Foreign exchange loss	6,718	192	226,452
General and administrative	32,683	83,270	1,023,167
Impairment of goodwill	–	–	2,050,401
Impairment of intangible assets	–	–	2,871,524
Management fees	45,000	177,000	1,033,596
Payroll	16,838	431	46,354
Professional fees	80,979	17,239	512,551
Research and development	2,847	305	391,829

Total Expenses	207,589	632,230	10,120,418

Operating Loss	(176,745)	(632,230)	(10,074,177)

Other Income (Expense)

Gain on settlement of debt	4,442	–	189,587
Interest and other income	–	224	63,066
Interest expense	(79,558)	(35,601)	(317,648)
Write-off of note receivable	–	–	(1,114,182)

Total Other Income (Expense)	(75,116)	(667,607)	(1,179,177)

Net Loss	(251,861)	(667,607)	(11,253,354)

Net Loss Per Share – Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding	99,875,000	96,214,000

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Undaudited)

	For the Three Months Ended January 31, 2010 $	For the Three Months Ended January 31, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to January 31, 2010 $

Operating Activities

Net loss	(251,861)	(667,607)	(11,253,354)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	1,782	–	12,000
Amortization of property and equipment	2,730	9,288	41,308
Amortization of intangible assets	1,739	3,802	12,923
Gain on settlement of debt	(4,442)	–	(189,587)
Impairment of goodwill	–	–	2,050,401
Impairment of intangible assets	–	–	2,871,524
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	120,000
Stock-based compensation	–	–	833,539
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	64,737	–	–
Prepaid expenses and deposits	12,502	–	(17,872)
Accounts payable and accrued liabilities	32,189	89,029	625,234
Accrued interest payable	78,930	41,905	232,686
Deferred revenue	(54,113)	–	36,272
Due to related parties	91,349	176,425	748,475

Net Cash Used In Operating Activities	(24,458)	(347,158)	(2,671,867)

Investing Activities
Acquisition of intangible assets	–	–	(834,487)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	(2,897)	–	(43,271)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	(2,897)	–	(1,990,417)

Financing Activities
Proceeds from issuance of common stock	–	272,539	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	75,000	–	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	50,372	–	610,522
Repayments to related parties	(24,250)	–	(69,250)
Share issuance costs	–	(78,000)	(8,000)

Net Cash Provided By Financing Activities	101,122	194,539	4,700,311

Effects of Exchange Rate Changes on Cash	3,263	–	39,476

Increase (Decrease) in Cash	77,030	(152,619)	77,503

Cash - Beginning of Period	473	152,777	–

Cash - End of Period	77,503	158	77,503

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2010, the Company has a working capital deficiency of $3,231,952, and has accumulated losses totaling $11,336,826 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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

Interim Consolidated Financial Statements

The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended October 31, 2009. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the three months ended January 31, 2010, advertising costs were $1,889 (2009 - $30,882).

Revenue Recognition

The Company recognizes revenue from the online sale music in accordance with ASC 605, Revenue Recognition. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.  The Company enters into contracts that provide access to the Company’s music library for a specified period of time.  The Company recognizes revenue from these contracts on a straight-line basis over the term of the contract.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2010 and 2009, the Company had no items representing comprehensive income/loss.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three month periods ended January 31, 2010 and 2009, there were no charges for interest or penalties.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

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

3.  Merger Transaction

On May 1, 2009, the Company completed a merger with On4.  Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1 to 1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4. On4 was a private operating company, and the Company was a public company with an operating business. The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009.

Material terms of the merger agreement were as follows:

Prior to the merger closing:

                   ●  The Company entered into a convertible note (the “Note”) in the amount of $120,000 with Penny Green, a director and officer of the Company, which is convertible into common stock at $0.10 per share at the option of the holder, and which was due in seven months. Refer to Note 6(e).

                   ●  The Company converted debt of $35,000 owed to Bacchus Entertainment Ltd., a company owned and controlled by Penny Green, into 35,000,000 shares of common stock at a price of $0.001 per share.

                   ●  The Company is to transfer all of its assets and debts, other than the Note and any debt owing to Penny Green or Bacchus Entertainment Ltd., to its wholly owned subsidiary, Charity Tunes. At January 31, 2010, the transfer to Charity Tunes had not occurred.

Upon the merger closing:

                   ●  The Company shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half share purchase warrant to purchase one common share at a price of $1.00 for a period of one year. At January 31, 2010, the Company had not yet raised $150,000.

                   ●  All notes payable by On4 in excess of $100,000 shall be converted to common shares at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%. As at January 31, 2010, none of the notes had been converted.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

3.  Merger Transaction (continued)

After raising a minimum of $150,000:

                   ●  $150,000 shall be repaid to Penny Green towards the outstanding loans owed to her, or companies controlled by her. (Not yet completed).

                   ●  Upon receipt of the $150,000 payment, Charity Tunes shall be sold to Bacchus Filings Inc., a company controlled by Penny Green, in consideration for which Bacchus Filings Inc. shall assume the entire amount of loan owing to Penny Green or Bacchus Entertainment Ltd., exclusive of the Note (amended below).;

                   ●  Penny Green, and all companies controlled by Penny Green, will cancel all but 236,066 of the Company’s shares owned by them (amended below).

The Company’s common shares issued to the On4 shareholders were determined to have a fair value of $2,661,689. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $3,214,285 as at May 1, 2009, was allocated to goodwill.  As at October 31, 2009, the Company recorded impairment on goodwill of $2,050,401, resulting in a carrying value of goodwill of $1,163,884.

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc., pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. agreed to cancel a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company (refer to Note 14).  In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010 all amounts owed to Penny Green and Bacchus Filings shall be forgiven.

4.  Intangible Assets and Website Development Costs

				January 31, 2010	October 31, 2009
		Accumulated		Net Carrying	Net Carrying
	Cost $	Amortization $	Impairment $	Value $	Value $

Patents	58,262	12,923	–	45,339	47,078
Trademarks	19,701	–	–	19,701	19,701
Pets911.com	2,115,000	–	2,115,000	–	–
	2,192,963	12,923	2,115,000	65,040	66,779
Website Development	197,141	–	197,141	–	–

	2,390,104	12,923	2,312,141	65,040	66,779

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

The following table summarizes the expected amortization on the patents over the next five years:

2010	$5,215
2011	6,954
2012	6,954
2013	6,954
2014	6,954

$33,031

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

5.  Property and Equipment

			January 31, 2010	October 31, 2009
		Accumulated	Net Carrying	Net Carrying
	Cost $	Amortization $	Value $	Value $

Computer equipment	32,053	26,700	5,353	6,727
Office equipment	27,964	25,148	2,816	1,275
	60,017	51,848	8,169	8,002

6.  Related Party Transactions

a)
As at January 31, 2010, the Company owed $426,908 (October 31, 2009 - $426,908) to a company with common management for advances of operating funds and services provided. This amount owing is unsecured, non-interest bearing and due on demand.

b)
As at January 31, 2010, the Company owed $420,878 (October 31, 2009 - $324,307) to management and directors for consulting services. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
As at January 31, 2010, the Company owed $187,565 (October 31, 2009 - $187,565) to management and directors of the Company for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, bear interest at 10% per annum, and payable on January 31, 2010. As at January 31, 2010, accrued interest of $42,160 (October 31, 2009 - $37,446) is included in accrued interest payable.  The note was not repaid on January 31, 2010.

d)
As at January 31, 2010, the Company has notes payable of $385,612 (October 31, 2009 - $364,712) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes are non-interest bearing, unsecured and are payable on demand.

e)
On April 30, 2009, the Company issued a convertible note to an officer and director to secure $120,000 of amounts owed.  The note is non-interest bearing until maturity seven months after issuance. If the note is not repaid upon the maturity date, it bears interest at a rate of 20%, with interest accruing monthly. The note may be converted at any time into shares of the Company’s common stock at a price of $0.10 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible note up to its face value of $120,000. As at January 31, 2010 $12,000 (October 31, 2009, - $10,218) had been accreted increasing the carrying value of the convertible note to $120,000.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

7.  Notes Payable

	January 31, 2010 $	October 31, 2009 $

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	23,532	24,985

McCann Family Holding Corporation, unsecured, due interest at 13% per annum, and due on demand. Original principal of $282,390 (Cdn$300,000) plus $56,478 (Cdn$60,000) of non-payment penalties for failure to repay the debt at due date.	338,868	334,152

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	400,000	400,000

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

Unsecured, non-interest bearing, due on demand	75,000	–

	959,900	881,637

8.  Share Purchase Warrants

	Number of Warrants	Exercise Price $

Balance – October 31, 2008	1,378,000	0.50

Issued	408,705	0.82

Balance – October 31, 2009 and January 31, 2010	1,786,705	0.57

As at January 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

9.  Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – October 31, 2008	775,000	0.82		–

Forfeited	(150,000)	1.00

Balance – October 31, 2009 and January 31, 2010	625,000	0.78	7.96	–

Additional information regarding stock options as of January 31, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017

625,000

As of January 31, 2010, the Company had no unvested options and $Nil of unrecognized compensation expense.

10.  Commitments

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

b)
On October 10, 2007, the Company entered into an agreement with Puretracks Inc. (“Puretracks”), whereby the Company agreed to pay to Puretracks, effective as of August 29, 2007, CDN$0.09 per track and CDN$1.08 per album download from the Company’s Charity Tunes website in Canada and $0.08 per track and $0.96 per album downloaded from the Company’s Charity Tunes website in the United States.

c)
On September 10, 2009, the Company entered into a consulting agreement with a consultant who will provide consulting services for $4,622 (Cdn $5,000) and 10,000 shares of common stock per month for a term of two months.  As at October 31, 2009 and January 31, 2010, 20,000 common shares with a fair value of $9,000 was included in common stock issuable.

d)
The Company rents facilities from other entities. Rent expense for these facilities for the three months ended January 31, 2010 and 2009 was $17,937 and $51,386 respectively. The facility leases expire within the next year.

As of January 31, 2010, approximate future minimum lease payment required under non-cancelable operating leases is as follows for the fiscal year ended:

2010	$44,389

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

11.  Contingent Liability

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

12.  Subsequent Events

a)
On February 3, 2010, the Company repaid $75,000 towards debt owed to an officer and director of the Company, and a company controlled by the officer and director. The Company made the payment in accordance with a post merger agreement disclosed in Note 3.  Pursuant to the post merger agreement, the officer and director and a company controlled by the officer and director cancelled 52,223,931 shares of common stock of the Company.

b)
On February 23, 2010, the Company entered into a trademark license agreement pursuant to which it was granted an exclusive license for use of a trademark and a trade name in the territory of United States, Canada and Mexico for the period of five years.

c)
On March 3, 2010, the Company granted 2,000,000 options with an exercise price of $0.15 per share, of which 1,500,000 options vested immediately, 250,000 options will vest on June 1, 2010, and the remaining 250,000 option will vest on December 1, 2010.

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

On March 12, 2009, we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006, that was subsequently amended on April 7, 2009 (the “Merger Agreement”). On May 1, 2009, we completed the merger, with us as the surviving entity. As a result, we now have three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2010 ($)	Three Months Ended January 31, 2009 ($)	Accumulated from June 5, 2006 (Date of Inception) to January 31, 2010 ($)
Revenue	57,999	-	76,745
Cost of Sales	27,155	-	30,504
Operating Expenses	207,589	632,230	10,120,418
Net Loss	251,861	667,607	11,253,354

Results of Operations for the Three Months Ended January 31, 2010 and for the Period from June 5, 2006 (Date of Inception) to January 31, 2010

For the three months ended January 31, 2010, we incurred a net loss of $251,861, compared to a net loss of $667,607 during the same period in fiscal 2009. Our net loss from our inception on June 5, 2006 to January 31, 2010 was $11,253,354. We did not experience any net loss per share for the three months ended January 31, 2010, whereas our net loss per share for the same period in fiscal 2009 was $0.01.

Our total operating expenses for the three months ended January 31, 2010 were $207,589, compared to total operating expenses of $632,230 for the same period in fiscal 2009. Our total operating expenses from our inception on June 5, 2006 to January 31, 2010 were $10,120,418.

Our total operating expenses for the three months ended January 31, 2010 consisted of $1,889 in advertising and marketing expenses, $1,739 in amortization of intangible assets, $2,730 in amortization of property and equipment, $16,166 in consulting fees, $6,718 in foreign exchange loss, $32,683 in general and administrative expenses, $45,000 in management fees, $16,838 in payroll expenses, $80,979 in professional fees and $2,847 in research and development. We did not incur any other operating expenses during this period.

Our total operating expenses for the three months ended January 31, 2009 consisted of $30,882 in advertising and marketing expenses, $3,802 in amortization of intangible assets, $9,288 in amortization of property and equipment, $309,821 in consulting fees, $192 in foreign exchange loss, $83,270 in general and administrative expenses, $177,000 in management fees, $431 in payroll expenses, $17,239 in professional fees and $305 in research and development expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on June 5, 2006 to January 31, 2010 consisted of $227,469 in advertising and marketing expenses, $12,923 in amortization of intangible assets, $41,308 in amortization of property and equipment, $1,682,844 in consulting fees, $226,452 in foreign exchange loss, $1,023,167 in general and administrative expenses, $2,050,401 in impairment goodwill, $2,871,524 in impairment of intangible assets, $1,033,596 in management fees, $46,354 in payroll expenses, $512,551 in professional fees and $391,829 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses for the three months ended January 31, 2010 was primarily due to decreases in our consulting fees, general and administrative expenses, management fees, professional fees and advertizing and marketing expenses.

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $77,503 in our bank accounts. As of January 31, 2010, we also had prepaid expenses and deposits of $26,235, goodwill of $1,163,884, intangible assets of $365,040, and property and equipment of $8,169, for total assets of $1,340,831.

As of January 31, 2010, we had current assets of $103,738, current liabilities of $3,335,690 and a working capital deficit of $3,231,952. Our accumulated deficit from our inception on June 5, 2006 to January 31, 2010 was $11,336,826 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $11,253,354 from our inception on June 5, 2006 to January 31, 2010 was funded primarily through equity financing.

For the three months ended January 31, 2010, we spent net cash of $24,458 on operating activities, compared to net cash spending of $347,158 on operating activities during the same period in fiscal 2009. The decrease in expenditures on operating activities for the three months ended January 31, 2010 was primarily due a decrease in the amounts due to related parties and accounts payable, and an increase in accounts receivable. From our inception on June 5, 2006 to January 31, 2010 we spent net cash of $2,671,867 on operating activities.

For the three months ended January 31, 2010, we used net cash of $2,897 in investing activities, whereas we did not use or receive any cash from investing activities during the same period in fiscal 2009. The increase in expenditures on investing activities for the three months ended January 31, 2010 was primarily due to the acquisition of property and equipment. From our inception on June 5, 2006 to January 31, 2010 we spent net cash of $1,990,417 on investing activities.

For the three months ended January 31, 2010, we received net cash of $101,122 from financing activities, compared to net cash received of $194,539 from financing activities during the same period in fiscal 2009. The decrease in receipts from financing activities for the three months ended January 31, 2010 was primarily due to decreases in the proceeds from the issuance of our common stock. From our inception on June 5, 2006 to January 31, 2010, we received net cash of $4,700,311 from financing activities.

During the three months ended January 31, 2010, our monthly cash requirements to fund our operating activities was approximately $8,637 compared to approximately $115,719 during the same period in fiscal 2009.

We estimate our planned expenses for the next 12 months (beginning February, 2009) to be approximately $1,700,000, as summarized in the table below:

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

Based on our planned expenditures, we require additional funds of approximately $1,622,497(a total of $1,700,000 less our approximately $34,700 in cash as of January 31, 2010) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have not generated significant revenues since inception and are unlikely to generate significant revenues or earnings in the immediate or foreseeable future. We rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended January 31, 2010 have been prepared on a going concern basis.

We will require approximately $1,700,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $1,622,497) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Research and Development

We incurred $2,847 in research and development expenses during three months ended January 31, 2010. However, we anticipate that we will incur approximately $100,000 in research and development expenses over the next 12 months.

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

Revenue Recognition

The Company recognizes revenue from the online sale music in accordance with ASC 605, Revenue Recognition. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.  The Company enters into contracts that provide access to the Company’s music library for a specified period of time.  The Company recognizes revenue from these contracts on a straight-line basis over the term of the contract.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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
Our auditors, Saturna Group Chartered Accountants LLP, have not and were not required to review and issue an independent report regarding the effectiveness of our internal controls over financial reporting for the year ended October 31, 2010.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended October 31, 2010. As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 24, 2009 we filed a Statement of Claim in the Alberta Court of Queen’s Bench to initiate a lawsuit against DataTrail Inc. In the Statement of Claim, we are seeking the following from DataTrail:

●	judgment for debt in the amount of approximately $960,000;

●	interest on that amount pursuant to the terms of a Loan Agreement between us and DataTrail dated October 3, 2007;

●
an order for specific performance directing that DataTrail provide a Security Agreement to us pursuant to the terms of the Loan Agreement, and specifically in respect of certain intellectual property rights owned by DataTrail;

●	an interim and permanent injunction preventing DataTrail from dealing in any way with such intellectual property rights;

●	indemnity in respect of any amount we are ajudged to be liable for in an action instituted by the McCann Family Holding Corporation against us on October 30, 2008; and

●	costs.

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

Item 2.  Unregistered Sales of Equity Securities

We did not sell any previously undisclosed unregistered securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On February 3, 2010, On4 Communications Inc. (the “Company) repaid $75,000 towards debt owed to Penny Green, the Company’s Chief Executive Officer and director, and Bacchus Entertainment Ltd., a company controlled and directed by Ms. Green. The Company made the payment in accordance with a post merger agreement (the “Post Merger Agreement”), among the Company, Penny Green, Bacchus Entertainment Ltd. and Bacchus Filing Inc., dated September 14, 2009.

Pursuant to the Post Merger Agreement, Penny Green and Bacchus Entertainment Ltd. cancelled a total of 52,223,931 shares of common stock in the capital of the Company. After the cancellation, there are 47,651,046 shares of the Company’s common stock issued and outstanding.

As result of the cancellation of shares, a change of control occurred, whereupon Penny Green ceased to be the beneficial owner of the majority of issued and outstanding shares of the Company’s common stock.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1	Promotion Agreement between Charity Tunes Inc. and ConAgra Foods Canada Inc. dated November 27, 2009 (1)
31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Included as an exhibit to our Current Report on Form 8-K filed on December 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2010	On4 Communications, Inc.

	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, and Director