Form 10-Q
period 2010-04-30
ON4 COMMUNICATIONS INC.
filed 2010-06-22
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

98-0540536
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 21, 2010 the registrant’s outstanding common stock consisted of 58,645,506 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON4 COMMUNICATIONS INC.
Consolidated Financial Statements
Six Months Ended April 30, 2010
(Expressed in US dollars)
(Unaudited)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	April 30, 2010 $ (Unaudited)	October 31, 2009 $
ASSETS

Current Assets

Cash	173	473
Accounts receivable	–	64,737
Prepaid expenses and deposits	41,894	38,738

Total Current Assets	42,067	103,948

Goodwill (Note 3)	1,163,883	1,163,884
Intangible assets (Note 5)	63,302	66,779
Property and equipment (Note 6)	5,462	8,002

Total Assets	1,274,714	1,342,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	552,686	533,273
Accrued liabilities	1,865	17,299
Accrued interest payable	154,476	141,307
Deferred revenue	81,285	90,385
Due to related parties (Note 7)	179,652	1,303,492
Notes payable (Note 8)	900,417	881,637
Convertible note payable to related party, net of unamortized discount of $Nil (October 31, 2009 - $1,782) (Note 7(e))	–	118,218

Total Liabilities	1,870,381	3,085,611

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)
Contingent Liability (Note 13)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, 0.0001 par value; 61,661,077 and 99,874,977 shares issued and outstanding, respectively	6,166	9,987

Additional paid-in capital	11,367,275	9,261,980

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(12,039,108)	(11,084,965)

Total Stockholders’ Deficit	(595,667)	(1,742,998)

Total Liabilities and Stockholders’ Deficit	1,274,714	1,342,613

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended April 30, 2010 $	For the Three Months Ended April 30, 2009 $	For the Six Months Ended April 30, 2010 $	For the Six Months Ended April 30, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2010 $

Revenue	73,219	–	131,218	–	149,964
Cost of sales	32,064	–	59,219	–	62,568

Gross margin	41,155	–	71,999	–	87,396

Expenses

Advertising and marketing	3,759	1,791	5,648	30,882	231,228
Amortization of intangible assets	1,738	1,620	3,477	3,581	14,661
Amortization of property and equipment	2,707	–	5,437	6,732	44,015
Consulting fees (Note 11)	326,915	647	343,081	297,364	2,009,759
Foreign exchange loss	28,061	–	34,779	192	254,513
General and administrative	41,937	–	74,620	83,271	1,065,104
Impairment of goodwill	–	–	–	–	2,050,401
Impairment of intangible assets	–	–	–	–	2,871,524
Management fees	45,000	–	90,000	177,000	1,078,596
Payroll		–	16,838	432	46,354
Professional fees	74,524	–	155,503	17,239	587,075
Research and development	2,836	–	5,683	304	394,665

Total Expenses	527,477	4,058	735,066	616,997	10,647,895

Operating Loss	(486,322)	(4,058)	(663,067)	(616,997)	(10,560,499)

Other Income (Expense)

(Loss) Gain on settlement of debt	(43,911)	–	(39,469)	–	145,676
Interest and other income	–	224	–	224	63,066
Interest expense	(172,049)	(21,955)	(251,607)	(57,556)	(489,697)
Write-off of note receivable	–	–	–	–	(1,114,182)

Total Other Income (Expense)	(215,960)	(21,731)	(291,076)	(57,332)	(1,395,137)

Net Loss	(702,282)	(25,789)	(954,143)	(674,329)	(11,955,636)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.03)

Weighted Average Shares Outstanding	52,021,000	11,630,000	76,480,000	23,591,000

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Six Months Ended April 30, 2010 $	For the Six Months Ended April 30, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2010 $

Operating Activities

Net loss	(954,143)	(674,329)	(11,955,636)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	76,782	–	87,000
Amortization of property and equipment	5,437	6,732	44,015
Amortization of intangible assets	3,477	3,581	14,661
Loss (Gain) on settlement of debt	39,469	–	(145,676)
Impairment of goodwill	–	–	2,050,401
Impairment of intangible assets	–	–	2,871,524
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	100,000	120,000
Stock-based compensation	319,539	94,539	1,153,078
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	64,737	–	–
Prepaid expenses and deposits	(19,265)	–	(49,639)
Accounts payable and accrued liabilities	75,606	82,876	668,651
Accrued interest payable	178,740	57,557	332,496
Deferred revenue	(9,100)	–	81,285
Due to related parties	85,945	176,425	743,071

Net Cash Used In Operating Activities	(132,776)	(152,619)	(2,780,185)

Investing Activities
Acquisition of intangible assets	–	–	(834,487)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	(2,897)	–	(43,271)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	(2,897)	–	(1,990,417)

Financing Activities
Proceeds from issuance of common stock	–	–	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	75,000	–	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	81,372	–	641,522
Repayments to related parties	(39,780)	–	(84,780)
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	116,592	–	4,715,781

Effects of Exchange Rate Changes on Cash	18,781	–	54,994

Increase (Decrease) in Cash	(300)	(152,619)	173

Cash - Beginning of Period	473	152,777	–

Cash - End of Period	173	158	173

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2010, the Company has a working capital deficiency of $1,828,314, and has accumulated losses totaling $12,039,108 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device. Intangible assets acquired are initially recognized and measured at cost and is being amortized straight-line over the estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets and goodwill are reviewed annually.

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

Advertising Costs

The Company expenses advertising costs as incurred. For the six months ended April 30, 2010, advertising costs were $5,648 (2009 - $30,882).

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at April 30, 2010 and 2009, the Company had no items representing comprehensive income/loss.

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

2.  Summary of Significant Accounting Principles (continued)

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three month periods ended April 30, 2010 and 2009, there were no charges for interest or penalties.

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

Material terms of the merger agreement were as follows:

Prior to the merger closing:

●
The Company entered into a convertible note (the “Note”) in the amount of $120,000 with Penny Green, a director and officer of the Company, which is convertible into common stock at $0.10 per share at the option of the holder, and which was due in seven months. Refer to Note 7(e).

●	The Company converted debt of $35,000 owed to Bacchus Entertainment Ltd., a company owned and controlled by Penny Green, into 35,000,000 shares of common stock at a price of $0.001 per share.

●
The Company is to transfer all of its assets and debts, other than the Note and any debt owing to Penny Green or Bacchus Entertainment Ltd., to its wholly owned subsidiary, Charity Tunes. As at April 30, 2010, the transfer to Charity Tunes had not occurred.

Upon the merger closing:

●
The Company shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half share purchase warrant to purchase one common share at a price of $1.00 for a period of one year. As at April 30, 2010, the Company had not yet raised $150,000.

3.  Merger Transaction (continued)

●
All notes payable by On4 in excess of $100,000 shall be converted to common shares at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%. As at April 30, 2010, none of the notes had been converted.

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

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc., pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further, Penny Green and Bacchus Entertainment Ltd. cancelled a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company.  In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010, any debts that were due at September 14, 2009 and are still owing to Penny Green or Bacchus Filings shall be forgiven.

4.  Disposition Transaction

On April 30, 2010, a company controlled by the President of the Company acquired certain assets including Pets911.com from the Company's wholly owned subsidiary PetsMobility in consideration for the return and cancellation of 2,000,000 shares of the Company's common stock.  At April 30, 2010, the assets disposed of had a carrying value of $nil.

5.  Intangible Assets

	Cost $	Accumulated Amortization $	Impairment $	April 30, 2010 Net Carrying Value $	October 31, 2009 Net Carrying Value $

Patents	58,262	14,661	–	43,601	47,078
Trademarks	19,701	–	–	19,701	19,701
	77,963	14,661	–	63,302	66,779

On October 12, 2009, the Company entered into an asset purchase agreement to acquire Pets911.com and all intellectual property, software and business assets associated with operating the website.  Pursuant to the terms of the agreement the Company issued 3,000,000 shares of its common stock.  The Company recorded the fair value of the shares of $2,115,000 as intangible assets.

As at October 31, 2009, the Company recognized an impairment of $2,115,000 over its assets acquired from Pets911.com and an impairment of $197,141 for website development costs.  The Company disposed of Pets911.com on April 30, 2010 as described in Note 4.

5.  Intangible Assets (continued)

The following table summarizes the expected amortization on the patents over the next five years:

2010	$3,477
2011	6,954
2012	6,954
2013	6,954
2014	6,954

$31,293

6.  Property and Equipment

	Cost $	Accumulated Amortization $	April 30, 2010 Net Carrying Value $	October 31, 2009 Net Carrying Value $

Computer equipment	22,344	18,365	3,979	6,727
Office equipment	27,964	26,481	1,483	1,275
	50,308	44,846	5,462	8,002

7.  Related Party Transactions

a)
On April 12, 2010, the Company settled $426,908 of amounts owing to a company with common management by issuing 6,098,685 shares of common stock. The Company recorded a loss on the settlement of debt of $243,946.  As at April 30, 2010, the Company owed $Nil (October 31, 2009 - $426,908) to a company with common management for advances of operating funds and services provided. This amount owing was unsecured, non-interest bearing and due on demand.

b)
On April 12, 2010, the Company settled $324,307 of amounts owing to management and directors by issuing 4,632,956 shares of common stock. The Company recorded a loss on the settlement of debt of $185,319.  As at April 30, 2010, the Company owed $172,993 (October 31, 2009 - $324,307) to management and directors for consulting services. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
On April 12, 2010, the Company settled $233,135 of amounts owing to management and directors by issuing 3,330,500 shares of the Company's common stock. The Company recorded a loss on the settlement of debt of $133,220.  As at April 30, 2010, the Company owed $Nil (October 31, 2009 - $187,565) to management and directors of the Company for advance of operating funds and services provided on behalf of the Company. The amounts owing were unsecured, with interest at 10% per annum. As at April 30, 2010, accrued interest of $Nil (October 31, 2009 - $37,446) is included in accrued interest payable.

d)
On April 12, 2010, the Company settled $552,599 of amounts owing to a former officer and director, and companies controlled by the former officer and director, including the convertible note and interest described in Note 7(e), by transferring the Company's MyFanPro website to the related party.  As the website was carried at no value in the Company's books, the Company recorded a gain on the settlement of debt of $536,489.  As at April 30, 2010, the Company has notes payable of $Nil (October 31, 2009 - $364,712) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes were non-interest bearing, unsecured and were payable on demand. These debts would have expired on June 30, 2010 pursuant to the post merger agreement described in Note 3.

7.Related Party Transactions (continued)

e)
On April 30, 2009, the Company issued a convertible note to a former officer and director to secure $120,000 of amounts owed.  The note is non-interest bearing until maturity seven months after issuance. If the note is not repaid upon the maturity date, it bears interest at a rate of 20%, with interest accruing monthly. The note may be converted at any time into shares of the Company’s common stock at a price of $0.10 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company recorded accretion expense over the term of the convertible note up to its face value of $120,000. As at April 30, 2010, $12,000 (October 31, 2009, - $10,218) had been accreted increasing the carrying value of the convertible note to $120,000.  On  April 30, 2010, the note and $120,000 of accrued interest was settled through the transfer of the Company's MyFanPro website to the noteholder.

f)
On April 30, 2010, the Company settled $67,184 of amounts owed to Company's controlled by a former officer and director of the Company by issuing 447,890 shares of the Company's common stock.  The Company recorded a loss on settlement of debt of $17,915.

g)
Pursuant to the merger transaction, in April 2009, the Company issued 35,000,000 common shares to settle debt of $35,000 owed to a Company controlled by an officer and director of the Company.  These shares were subsequently cancelled pursuant to the post merger agreement, as described in Note 3.

8.  Notes Payable

	April 30, 2010 $	October 31, 2009 $

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	23,533	24,985

McCann Family Holding Corporation, unsecured, due interest at 13% per annum, and due on demand. Original principal of $282,390 (Cdn$300,000) plus $56,478 (Cdn$60,000) of non-payment penalties for failure to repay the debt at due date.	354,384	334,152

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	400,000	400,000

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	900,417	881,637

On February 2, 2010, the Company issued a convertible note to secure an outstanding $75,000 loan payable.  The note bears interest at a rate of 10% per annum and may be converted at any time into shares of the Company’s common stock at a price of $0.05 per share, at the option of the holder.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $75,000 as additional paid-in capital and an equivalent discount which will was charged to operations over the term of the convertible debenture. The Company recorded accretion expense over the term of the convertible note up to its face value of $75,000. On April 12, 2010, the note was converted into 1,500,000 shares of the Company's common stock.

9.  Common Stock

a)
On February 3, 2010, pursuant to the post merger agreement described in Note 3, the former officer and director and a company controlled by the former officer and director returned for cancellation 52,223,931 shares of common stock for no proceeds.

b)	On April 12, 2010, the Company issued 1,500,000 shares of common stock upon the conversion of the $75,000 note described in Note 8.

9.  Common Stock (continued)

c)
On April 12, 2010, the Company settled $984,350 of amounts owing to related parties by issuing 14,062,141 shares of common stock. The Company recorded a loss on the settlement of debt of $562,486.  Refer to Notes 7(a), (b) and (c).

d)
On April 30, 2010, the Company settled $67,184 of amounts owed to companies controlled by a former officer and director of the Company by issuing 447,890 shares of common stock.  The Company recorded a loss on settlement of debt of $17,915. Refer to Note 7(f).

e)
On April 30, 2010, a company controlled by the President of the Company acquired certain assets from the Company's wholly owned subsidiary PetsMobility in consideration for the return and cancellation of 2,000,000 shares of common stock. Refer to Note 4.

10.  Share Purchase Warrants

On February 28, 2009, the Company issued 78,000 share purchase warrants to consultants of the Company for services provided. Each warrant allows the warrant holder to purchase one share of common stock at $0.50 per share for a period of five years from the date of issuance.

On July 24, 2009, the Company issued 330,705 share purchase warrants as part of a private placement.  Each warrant allows the warrant holder to purchase one share of common stock at $0.90 per share for a period of two years from the date of issuance.

	Number of Warrants	Exercise Price $

Balance – October 31, 2008	1,378,000	0.50

Issued	408,705	0.82

Balance – October 31, 2009 and April 30, 2010	1,786,705	0.57

As at April 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

11.  Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years.  Pursuant to the option agreement 1,500,000 options vest immediately, 250,000 options vest on June 1, 2010 and the remaining 250,000 options vest on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the six month period ending April 30, 2010, stock-based compensation expense of $319,539 (2009 - $65,190) was charged to operations.

11.  Stock Options (continued)

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – October 31, 2009	625,000	0.82		–

Granted	2,000,000	0.15

Outstanding April 30, 2010	2,625,000	0.30	5.47	80,000
Exercisable April 30, 2010	2,125,000	0.34	5.61	60,000

A summary of the status of the Company’s non-vested shares as of April 30, 2010, and changes during the nine months ended April 30, 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
		$

Non-vested at October 31, 2009	–		–

Granted	2,000,000		0.19
Vested	(1,500,000)		0.19

Non-vested at April 30, 2010	500,000		0.19

Additional information regarding stock options as of April 30, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,000,000	0.15	March 3, 2015

2,625,000

At April 30, 2010, the Company had 500,000 options and $58,157 of unrecognized compensation expense.

12.  Commitments

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

12.  Commitments (continued)

c)
On September 10, 2009, the Company entered into a consulting agreement with a consultant who will provide consulting services for $4,622 (Cdn $5,000) and 10,000 shares of common stock per month for a term of two months.  As at October 31, 2009 and April 30, 2010, the fair value of 20,000 shares of $9,000 was included in common stock issuable.

d)
The Company rents facilities from other entities. Rent expense for these facilities for the three months ended April 30, 2010 and 2009 was $19,132 and $31,741 respectively. The facility leases expire within the next year.

As of April 30, 2010, approximate future minimum lease payment required under non-cancelable operating leases is as follows for the fiscal year ended:

            2010            $43,194

e)
On November 27, 2009, the Company entered into a promotional agreement with ConAgra Foods Canada Inc (“Con Agra”). Pursuant to the agreement, the Company shall make its music catalogue available as a promotion from approximately February 28, 2010 to September 30, 2010 in exchange for $113,799 (Cdn $115,602).

f)
On February 23, 2010, the Company entered into a trademark license agreement (the “Trademark License Agreement”)  Pursuant to the Trademark License Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico.  The Trademark License Agreement shall expire on February 1, 2015.

The Company must pay a royalty of net sales and incurred a non-refundable advance against royalties of $5,000.  The Company must pay guaranteed royalties with 25% of each royalty for the year due at the end of each calendar quarter.  Further, the Company has agreed to spend an amount equal to at least 2% of all net sales of the licensed products during each contract year for promotional activities.

13.  Contingent Liability

McCann Family Holding Corporation (“McCann”) filed a lawsuit against the Company for the repayment of the promissory notes dated May 7 and May 22, 2008. The Company has defended the lawsuit on the basis that the funds were not due because they were in fact advanced to and utilized by a company related to McCann, even though the Company executed the promissory notes. McCann applied to the courts for a summary judgment and the Company opposed that application. The promissory notes are included in current liabilities as disclosed in Note 8.  On June 7, 2010, the parties entered into a mutual release and settlement agreement and a notice was filed in court to discontinue the action.

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

Business Overview

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. We recently changed our fiscal year end from February 28 to October 31. Our address is 16413 N.91 Street, C 100, Scottsdale, AZ 85260. Our telephone number is (480) 619-5510.

On March 12, 2009, we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006, that was subsequently amended on April 7, 2009 (the “Merger Agreement”). On May 1, 2009, we completed the merger, with us as the surviving entity. As a result, we now have three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; and (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia.

We are a development stage company, providing wireless communications services to telecommunication companies, consumers and businesses.  Our platform comprises global positioning system (“GPS”) device management, location based services (“LBS”) capabilities, and broadcasting of proprietary and non-proprietary content. Location-based service is a term used to describe the delivery of information and entertainment content to consumers with mobile devices based on the geographical position of the mobile device. We intend to deliver LBS via two-way communication tracking devices with applications that are able to track people, pets, assets and inventory.  Our solution platform integrates various location–aware devises, such as GPS receivers, and transmits data to a range of devices, including Web browsers, instant messengers, short message service/mail, and sell phones.

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2010 ($)	Three Months Ended April 30, 2009 ($)	Six Months Ended April 30, 2010 ($)	Six Months Ended April 30, 2009 ($)	Accumulated from June 5, 2006 (Date of Inception) to April 30, 2010 ($)
Revenue	73,219	-	131,218	-	149,964
Cost of Sales	32,064	-	59,219	-	62,568
Operating Expenses	527,477	4,058	735,066	616,997	10,647,895
Net Loss	702,282	25,789	954,143	674,329	11,955,636

Results of Operations for the Three and Six Months Ended April 30, 2010 and for the Period from June 5, 2006 (Date of Inception) to April 30, 2010

For the three months ended April 30, 2010, we incurred a net loss of $702,282, compared to a net loss of $25,789 during the same period in fiscal 2009. For the six months ended April 30, 2010, we incurred a net loss of $954,143, whereas our net loss for the six months ended April 30, 2009 was 674,329. Our net loss from out inception on June 5, 2006 to April 30, 2010 was $11,955,636. Our net loss per share for the three and six months ended April 30, 2010 came to $0.01, whereas we did not experience any loss per share during the three months ended April 30, 2009 and our loss per share for the six months ended April 30, 2009 was $0.03.

Our total operating expenses for the three months ended April 30, 2010 were $527,477, compared to total operating expenses of $4,058 for the same period in fiscal 2009. During the six months ended April 30, 2010 we incurred an operating loss of $663,067 as compared to $616,997 incurred during the same period ended April 30, 2009. Our total operating loss from our inception on June 5, 2006 to April 30, 2010 was $10,560,499.

Our total operating expenses for the three months ended April 30, 2010 consisted of $3,759 in advertising and marketing expenses, $1,738 in amortization of intangible assets, $2,707 in amortization of property and equipment, $326,915 in consulting fees, $28,061 in foreign exchange loss, $41,937 in general and administrative expenses, $45,000 in management fees, $74,524 in professional fees and $2,836 in research and development. We did not incur any other operating expenses during this period.

Our total operating expenses for the three months ended April 30, 2009 consisted of $1,791 in advertising and marketing expenses, $1,620 amortization of intangible assets and $647 in consulting fees. We did not incur any other operating expenses during this period.

During the six month period ended April 30, 2010, our total operating expenses consisted of $5,648 in advertising and marketing expenses, $3,477 in amortization of intangible assets, $5,427 in amortization of property and equipment, $343,081 in consulting fees, $34,779 in foreign exchange loss, $74,620 in general and administrative expenses, $90,000 in management fees, $16,838 in payroll expenses, $155,503 in professional fees and $5,683 in research and development. We did not incur any other operating expenses during this period.

In comparison, during the six month period ended April 30, 2009, our total operating expenses consisted of $30,882 in advertising and marketing, $3,581 in amortization of intangible assets, $6,732 in amortization of property and equipment, $297,364 in consulting fees, $192 in foreign exchange loss, $83,271 in general and administrative expenses, $177,000 in management fees, $432 in payroll expenses, $17,239 in professional fees and $304 in research and development expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on June 5, 2006 to April 30, 2010 consisted of $231,228 in advertising and marketing expenses, $14,661 in amortization of intangible assets, $44,015 in amortization of property and equipment, $2,009,759 in consulting fees, $254,513 in foreign exchange loss, $1,065,104 in general and administrative expenses, $2,050,401 in impairment goodwill, $2,871,524 in impairment of intangible assets, $1,078,596 in management fees, $46,354 in payroll expenses, $587,075 in professional fees and $394,665 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The increase in our operating expenses for the three and six months ended April 30, 2010 was primarily due to increase in our professional fees and management fees.

Liquidity and Capital Resources

As of April 30, 2010, we had cash of $173 in our bank accounts. As of April 30, 2010, we also had prepaid expenses and deposits of $41,894, goodwill of $1,163,883, intangible assets of $63,302, and property and equipment of $5,462, for total assets of $1,274,714.

As of April 30, 2010, we had current assets of $42,067, current liabilities of $1,870,381 and a working capital deficit of $1,828,314. Our accumulated deficit from our inception on June 5, 2006 to April 30, 2010 was $12,039,108 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $11,955,636 from our inception on June 5, 2006 to April 30, 2010 was funded primarily through equity financing.

For the six months ended April 30, 2010, we spent net cash of $132,776 on operating activities, compared to net cash spending of $152,619 on operating activities during the same period in fiscal 2009. The decrease in expenditures on operating activities for the six months ended April 30, 2010 was primarily due a decrease in the amounts due to related parties and accounts payable, and an increase in accounts receivable. From our inception on June 5, 2006 to April 30, 2010 we spent net cash of $2,780,185 on operating activities.

For the six months ended April 30, 2010, we used net cash of $2,897 in investing activities, whereas we did not use or receive any cash from investing activities during the same period in fiscal 2009. The increase in expenditures on investing activities for the six months ended April 30, 2010 was primarily due to the acquisition of property and equipment. From our inception on June 5, 2006 to April 30, 2010 we spent net cash of $1,990,417 on investing activities.

For the six months ended April 30, 2010, we received net cash of $116,592 from financing activities, whereas we did not receive any cash from financing activities during the same period in fiscal 2009. The increase in receipts from financing activities for the six months ended April 30, 2010 was primarily due to increase  in the proceeds from notes payable and related parties. From our inception on June 5, 2006 to April 30, 2010, we received net cash of $4,715,781 from financing activities.

During the six months ended April 30, 2010, our monthly cash requirements to fund our operating activities was approximately $22,129 compared to approximately $25,436 during the same period in fiscal 2009.

We estimate our planned expenses for the next 12 months (beginning May, 2010) to be approximately $1,700,000, as summarized in the table below:

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

Based on our planned expenditures, we require additional funds of approximately $1,699,827(a total of $1,700,000 less our approximately $173 in cash as of April 30, 2010) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have not generated significant revenues since inception and are unlikely to generate significant revenues or earnings in the immediate or foreseeable future. We rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the six months ended April 30, 2010 have been prepared on a going concern basis.

We will require approximately $1,700,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $1,699,827) from private placements, stockholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Research and Development

We incurred $2,836 in research and development expenses during three months ended April 30, 2010 and $5,683 during six months ended April 30, 2010. We spent $394,665 on research and development since our inception on June 5, 2006. However, we anticipate that we will incur approximately $100,000 in research and development expenses over the next 12 months.

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

During the period ended April 30 2010, Penny Green resigned as our Chief Financial Officer and Principal Accounting Officer and Cameron Robb, our current President and Chief Executive Officer, was appointed as the interim Chief Financial Officer. As a result the management and financial oversight of the Company is conducted by our sole officer, creating a risk of misappropriation of funds.

As such, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 7, 2010, we settled all actions described below.

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

●	an interim and permanent injunction preventing DataTrail from dealing in any way with such intellectual property rights;
●	indemnity in respect of any amount we are adjudged to be liable for in an action instituted by the McCann Family Holding Corporation against us on October 30, 2008; and
●	costs.

We defended the lawsuit on the basis that the funds were not due since they were in fact advanced to and utilized by a company related to McCann, even though we executed the promissory note. Subsequent to the end of the three months period ended April 30, 2010, the parties entered in a mutual release and settlement agreement, and on June 7, 2010 a notice was filed in court to discontinue the action.

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

Item 2.  Unregistered Sales of Equity Securities

On April 30, 2010, we approved a conversion of debt in the amount of $67,183 owed to two of our lenders, into 447,890 shares of our common stock at the price of $0.15 per share. These securities were issued without a prospectus pursuant to Regulation S of Securities Act of 1933, as amended.

On April 22, 2010, we completed a conversion of debt in the amount of $984,350 owed to three lenders, into shares of our common stock at the price of $0.07 per share. Cameron Robb, our President, Chief Executive Officer and a director, and a company directed and controlled by Mr. Robb, were among the lenders. Mr. Robb and his company together received 7,963,460 shares as a result of the conversion. We issued a total of 14,062,141 shares of its common stock to the three debtholders. These securities were issued without a prospectus pursuant to Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

On April 12, 2010, we approved a conversion of debt owed to S&L Investments, LLP in the amount of $75,000 at the price of $0.05 per share into 1,500,000 shares of our common stock. We issued these securities without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

On March 3, 2010, we granted 2,000,000 options to purchase shares of our common stock at a price of $0.15 per share to our consultant as compensation for his services. 1,500,000 of these options vested immediately, 250,000 options vested on June 1, 2010 and the remainder shall vest on December 1, 2010. None of these options have been exercised yet. The options were issued without prospectus pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We issued the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 29, 2010, we entered into an asset purchase agreement with On4 Communications, Inc., a Canadian corporation and our shareholder (“On4 Canada”). Pursuant to the agreement, we transferred all assets related to the business of its subsidiary company, PetsMobility, Inc., with the exception of certain intellectual property, to On4 Canada. In consideration for the transfer, On4 Canada returned 2,000,000 shares of our common stock to the treasury.

At April 30, 2010, the assets disposed of had a carrying value of $nil.  The board determined that it was in the best interests of the Company to dispose of the assets in PetsMobility which were losing money and costing the Company expense, but retain the elements of the intellectual portfolio that the Company intended to develop and which the board determined held the greatest potential.  Specifically, PetsMobility has retained ownership of:

1.	All rights and assets related to PetsCell technology;

2.	Pawtrax software GUI, for which patent is pending; and

3.	Trademark application 1,380,122 for “PAWTRAX”, filed in Canada on January 14, 2008 and formalized on January 29, 2008.

On April 30, 2010, we entered into an asset purchase agreement among Charity Tunes Inc., its subsidiary company, Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green, whereas we transferred the rights and title to assets used in connection with an online music promotional business known as MyFanPro and its website www.myfanpro.com to Bacchus Filings Inc. In consideration for this transfer, Ms. Green and Bacchus Entertainment Ltd. released us from our obligations under a debt of approximately $432,600 owed to them.

On February 3, 2010, we repaid $75,000 towards debt owed to Penny Green, the our former Chief Executive Officer and director, and Bacchus Entertainment Ltd., a company controlled and directed by Ms. Green. We made the payment in accordance with a post merger agreement, among Penny Green, Bacchus Entertainment Ltd. and Bacchus Filing Inc. and ourselves, dated September 14, 2009.

Pursuant to the Post Merger Agreement, Penny Green and Bacchus Entertainment Ltd. cancelled a total of 52,223,931 shares of common stock in our capital.  After the cancellation, there are 47,651,046 shares of our common stock issued and outstanding.

As result of the cancellation of shares, a change of control occurred, whereupon Penny Green ceased to be the beneficial owner of the majority of issued and outstanding shares of our common stock.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Asset Purchase Agreement, dated April 29, 2010
10.2	Asset Purchase Agreement, dated April 30, 2010.
10.3	Debt Conversion Agreement of C. Robb, dated April 12, 2010
10.4	Debt Conversion Agreement of G. Jessop, dated April 11, 2010
10.5	Debt Conversion Agreement of On4 Communications, Inc. (Canada), dated April 12, 2010.
31.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 22, 2010	On4 Communications, Inc.

	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, Interim Chief Financial Officer and Director