Form 10-K/A
period 2009-10-31
ON4 COMMUNICATIONS INC.
filed 2010-09-30
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 30, 2009: $1,437,965
(Holdings of 13,072,412 shares of common stock calculated at $0.11 per share).

As of September 29, 2010 the registrant’s outstanding common stock consisted of 64,002,490 shares.

ON4 COMMUNICATIONS, INC.

EXPLANATORY NOTE

We are filing this amended Annual Report on Form 10-K/A to correct certain typographical errors in our controls and procedures disclosure and our certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

On March 19, 2009 Charity Tunes entered into a promotional opportunity agreement with ConAgra Foods Canada Inc. in relation to POGO On-Pack Music Download Program, whereas Charity Tunes agreed to provide music downloads to ConAgra which will be available for consumers of ConAgra products via PIN codes placed on the packages.

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

Charity Tunes’ Distribution Methods

Charity Tunes distributes our digital music through an online electronic content delivery and management platform developed by us. We own the copyright in the delivery and management platform, which also incorporates customary third party software, such as Microsoft’s Windows Media Digital Rights Management, which protects and securely delivers content for playback on computers, portable devices, and network devices. Our delivery and management platform has the capacity to handle millions of products, as well as to collect, organize and report information for accounting, marketing and promotional purposes. Key features of the platform include:

●	A web service application programming interface to facilitate the seamless integration of songs with third party web sites

●	Gift functionality

●	The capacity to track affiliate royalty payments on a per-product basis

●	Automated sales reports to track of affiliate commissions

●	Logins for charities and record labels (or other content owners) to track hits, views, preview plays, sales, royalties and donations

●	Automated generation of various “top 10” style lists for songs or other products

●	Capacity to sell digital content by individual song unit, by album, or in pre-set packages (in development)

●	Embedded Flash music player allowing users to preview songs without an external player

●	Scalable capacity to accommodate millions of products, charities and other affiliates

●	Automated content updates and user-friendly content management system

●	Customizable search features linked to a content management database (available with or without content)

●	Customizable support for co-branding, localized and white-labeled sites with a shared product database

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

PetsCell

We have developed a remotely controlled waterproof mobile communication device, comprised of:

●	Two way waterproof speaker/microphone
●	Incoming number protection
●	One button call back
●	A global positioning device component
●	Detachable faceplate for use in multiple verticals
●	Three programmable buttons
●	Programmable indicator lights

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

There are four basic reasons consumers are increasingly purchasing wireless phones:

●	wireless prices continue to decline,
●	the number of minutes in landline service plans continue to increase,
●	wireless carriers are bundling large increments of evening, weekend local and long distance calling into consumer calling plans at little to no additional cost,
●	wireless carriers continue to improve the available geographic coverage with continued network build-outs.

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

Enterprise Segment

Industry:	Maintenance	Government:	Police
	Transportation		Medical
	Delivery		Education
	Security		Military
	Investigation		Search & Rescue
Event

Business breakdown by employment in specific industries (U.S. Bureau of Labor Statistics):

●	2.4 million are employed in agriculture, forestry, fishing, hunting and mining.
●	9.1 million are employed in construction.
●	17 million are employed manufacturing.
●	6.8 million are employed in transportation, warehousing and utilities.
●	12.4 million are employed in professional, scientific, management, administrative and waste management services.

These include fleet management/dispatch, workforce and sales force management and a variety of public sector location applications.

Consumer Segment

Personal Assets:	Auto
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

The National Center for Missing and Exploited Children (NCMEC) reports that 74% of abducted children who are murdered are dead within three hours of the abduction. These figures indicate the strong market need for a method of quickly and reliably locating missing children. This so-far untapped market is quite large. According to the National Center for Education Statistics, in the U.S. alone there are:

●	33 million children in elementary school (grades 1-8)
●	4 million children in kindergarten
●	4.6 million children in nursery/preschool

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

●
During the year ended October 31, 2009, we issued 100,000 shares at a fair value of $50,000 to our former Chief Financial Officer, Troy Rice pursuant to a consulting agreement, dated September 8, 2008. These shares were issued without a prospectus pursuant to exemption from registration in Section 4(2) of the Securities Act of 1933.

●
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

●
On September 10, 2009, we entered into an investor relations consulting agreement with Bullzano Media Inc. and agreed to issue 20,000 shares of our common stock in consideration for services provided by Bullzano Media Inc. As of February 5, 2010, the shares remained unissued. These shares will be issued in reliance on Regulation S of the Securities Act of 1933.

●
On July 24, 2009, we issued 661,410 units at a price of $0.20 per unit to four non-U.S. investors for total proceeds of $132,282. Each unit consists of one common share and one half warrant to purchase a common share. The warrants have an exercise price of $0.90 and expire on July 24, 2011. These units were issued without a prospectus in reliance upon Regulation S of the Securities Act of 1933.

●
On May 1, 2009, pursuant to the terms of the Merger Agreement signed on April 7, 2009, we issued 27,955,089 shares of our common stock to the former shareholders of On4 Communications, Inc. We completed these offerings of our securities pursuant to Rule 903 of Regulation S and the exemption from registration requirements provided by Section 4(2) of the 1933 Securities Act of 1933, as amended.

●
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

●
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

●
On April 30, 2009, we entered into a convertible note agreement with our Chief Financial Officer and director, Penny Green in the sum of $120,000. Interest, calculated at 20% per annum, shall accrue only after seven months have passed since the execution of the convertible note. Amounts due under the note shall be convertible into shares of our common stock at a price of $0.10 per share.

●
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

●
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
(A Development Stage Company)
October 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
On4 Communications Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of On4 Communications Inc. (A Development Stage Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Saturna Group LLP
Saturna Group LLP
Chartered Accountants

Vancouver, British Columbia
February 15, 2010

On4 Communications, Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	October 31, 2009 $	October 31, 2008 $

ASSETS

Current Assets

Cash	473	152,777
Accounts receivable	64,737	–
Prepaid expenses and deposits	38,738	10,833

Total Current Assets	103,948	163,610

Goodwill (Note 3)	1,163,884	–
Intangible assets (Note 4)	66,779	73,838
Website development costs (Note 4)	–	197,141
Property and equipment (Note 5)	8,002	15,862

Total Assets	1,342,613	450,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	533,273	195,838
Accrued liabilities	17,299	6,304
Accrued interest payable (Notes 6(c) and 7)	141,307	37,418
Deferred revenue (Note 11(c))	90,385	–
Due to related parties (Note 6)	1,303,492	646,691
Notes payable (Note 7)	881,637	754,424
Convertible note payable to related party (Note 6(e))	118,218	–
Preferred stock dividend payable (Note 8)	–	83,472

Total Current Liabilities	3,085,611	1,724,147

Due to related parties (Note 6)	–	262,565

Total Liabilities	3,085,611	1,986,712

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

On4 Communications Inc.
(formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2009

							Deficit
							Accumulated
					Additional	Share	During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
	Shares #	Amount $	Shares #	Amount $	Capital $	Receivable $	Stage $	Total $

Balance – June 5, 2006 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.0001 per share	–	–	10,000,000	1,000	–	(1,000)	–	–

Issuance of common stock for cash at $0.07 per share	–	–	10,000,000	700,000	–	(25,000)	–	675,000

Net loss for the period			–	–	–	–	(282,206)	(282,206)

Balance – October 31, 2006	–	–	20,000,000	701,000	–	(26,000)	(282,206)	392,794

Issuance of 2,000,000 Series A Preferred Shares at $0.50 per share	2,000,000	1,000,000	–	–	–	–	–	1,000,000

Stock subscriptions received	–	–	–	–	–	25,120	–	25,120

Issuance of common stock at $0.50 per share	–	–	500,000	250,000	–	–	–	250,000

Issuance of common stock to subsidiary	–	–	1	–	–	–	–	–

Fair value of share purchase warrants issued	–	–	–	–	497,980	–	–	497,980

Fair value of stock options granted	–	–	–	–	108,710	–	–	108,710

Cumulative preferred dividends	–	–	–	–	–	–	(48,472)	(48,472)

Net loss for the year			–	–	–	–	(2,183,150)	(2,183,150)

Balance – October 31, 2007	2,000,000	1,000,000	20,500,001	951,000	606,690	(880)	(2,513,828)	42,982

Issuance of common stock at $0.50 per share	–	–	3,021,200	1,516,000	–	–	–	1,516,000

Stock subscriptions received	–	–	–	–	–	880	–	880

Share issuance costs	–	–	–	(78,015)	–	–	–	(78,015)

Fair value of share purchase warrants issued	–	–	–	–	29,350	–	–	29,350

Fair value of stock options granted	–	–	–	–	102,960	–	–	102,960

Cumulative preferred dividends	–	–	–	–	–	–	(35,000)	(35,000)

Net loss for the year	–	–	–	–	–	–	(3,115,418)	(3,115,418)

Balance – October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2009

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Development
	Shares #	Amount $	Shares #	Amount $	Capital $	Issuable $	Stage $	Total $

Balance – October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

Issuance of common stock for services at $0.50 per share	–	–	100,000	50,000	–	–	–	50,000

Stock-based compensation	–	–	–	–	94,539	–	–	94,539

Common shares issued upon conversion of preferred stock	(2,000,000)	(1,000,000)	4,000,000	1,000,000	–	–	–	–

Common shares issued upon conversion of preferred dividend payable	–	–	333,888	83,472	–	–	–	83,472

To record acquisition of Sound Revolution	–	–	68,258,478	2,796	2,658,893	–	–	2,661,689

To record par value adjustment	–	–		(3,515,632)	3,515,632	–	–	–

Stock subscriptions received	–	–	661,410	66	132,216	–	–	132,282

Share issuance costs	–	–	–	–	(8,000)	–	–	(8,000)

Issuance of common stock for acquisition	–	–	3,000,000	300	2,129,700	–	–	2,130,000

Common stock issuable for services	–	–	–	–	–	70,000	–	70,000

Net loss for the year	–	–	–	–	–	–	(5,420,719)	(5,420,719)

Balance – October 31, 2009	–	–	99,874,977	9,987	9,261,980	70,000	(11,084,965)	(1,742,998)

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(Formerly Sound Revolution, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended October 31, 2009 $	For the Year Ended October 31, 2008 $	Accumulated From June 5, 2006 (Date of Inception) to October 31, 2009 $

Operating Activities

Net loss	(5,420,719)	(3,115,418)	(11,001,493)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	10,218	–	10,218
Amortization of property and equipment	14,066	11,214	38,578
Amortization of intangible assets	7,059	4,125	11,184
Gain on settlement of debt	(185,145)	–	(185,145)
Impairment of goodwill	2,050,401	–	2,050,401
Impairment of intangible assets	2,312,141	–	2,871,524
Issuance of notes payable for services and penalties	–	90,402	90,402
Issuance of shares for services	120,000	–	120,000
Stock-based compensation	94,539	132,310	833,539
Write-off of notes receivable	–	1,113,062	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	(64,737)	–	(64,737)
Prepaid expenses and deposits	(19,541)	15,067	(30,374)
Accounts payable and accrued liabilities	378,903	130,960	593,045
Accrued interest payable	116,338	37,418	153,756
Deferred revenue	90,385	–	90,385
Due to related parties	226,770	114,429	657,126

Net Cash Used In Operating Activities	(269,322)	(1,466,431)	(2,647,409)

Investing Activities
Acquisition of intangible assets	–	(40,259)	(834,487)
Cash acquired upon acquisition	1,523	–	1,523
Acquisition of property and equipment	–	(6,630)	(40,374)
Advances for note receivable	–	(703,844)	(1,114,182)

Net Cash Provided by (Used In) Investing Activities	1,523	(750,733)	(1,987,520)

Financing Activities
Proceeds from issuance of common stock	132,282	1,438,865	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	652,022	652,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	247,783	560,150
Repayments to related parties	(45,000)	–	(45,000)
Share issuance costs	(8,000)	–	(8,000)

Net Cash Provided By Financing Activities	79,282	2,338,670	4,599,189

Effects of exchange rate changes on cash	36,213	–	36,213

Increase (Decrease) in Cash	(152,304)	121,506	473

Cash - Beginning of Period	152,777	31,271	–

Cash - End of Period	473	152,777	473

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

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

Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2009 and 2008, the Company had no items representing comprehensive loss.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, accrued interest payable, deferred revenue, amounts due to a related party, and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 14.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Upon the merger closing:

●
The Company shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half warrant to purchase one common share at a price of $1.00 for a period of 12 months. At October 31, 2009, the Company had not yet raised $150,000.

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

●
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

The Company’s common shares issued to the On4 shareholders were determined to have a fair value of $2,661,689. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $3,214,285 as at May 1, 2009, has been allocated to goodwill.  As at October 31, 2009, the Company recorded impairment on goodwill of $2,050,401, resulting in a book value of goodwill of $1,163,884

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, an officer and director of the Company, and Bacchus Entertainment Ltd. and Bacchus Filings Inc., both companies controlled by Penny Green, pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement dated April 7, 2009.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. agreed to cancel a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company (refer to Note 14).  In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010 all amounts owed to Penny Green and Bacchus Filings shall be forgiven.

4.  Intangible Assets and Website Development

	Cost $	Accumulated Amortization $	Impairment $	October 31, 2009 Net Carrying Value $	October 31, 2008 Net Carrying Value $

Patents	58,262	11,184	–	47,078	54,137
Trademarks	19,701	–	–	19,701	19,701
Pets911.com	2,115,000	–	2,115,000	–	–
	2,192,963	11,184	2,115,000	66,779	73,838
Website Development	197,141	–	197,141	–	197,141

	2,390,104	11,184	2,312,141	66,779	270,979

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

On4 Communications Inc.
(formerly Sound Revolution Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
(Expressed in US dollars)

5.  Property and Equipment

	Cost $	Accumulated Amortization $	October 31, 2009 Net Carrying Value $	October 31, 2008 Net Carrying Value $

Computer equipment	32,053	25,326	6,727	6,894
Office equipment	25,067	23,792	1,275	8,968
	57,120	49,118	8,002	15,862

6.  Related Party Transactions

a)
As at October 31, 2009, the Company owed $426,908 (2008 - $426,908) to On4 Canada Inc., the parent company, for advances of operating funds and services provided. This amount owing is unsecured, non-interest bearing and due on demand.

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

In accordance with ASC 470-20,Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debenture. The Company records accretion expense over the term of the convertible note up to its face value of $120,000. As at October 31, 2009, $10,218 had been accreted increasing the carrying value of the convertible note to $118,218.

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

As at October 31, 2009, accrued interest of $103,861 (2008 - $11,807) is included in accrued interest payable.

8.  Share Capital

October 31, 2009

At October 31, 2009, the Company has agreed to issue 220,000 common shares for consulting services with a fair value of $70,000.

During the year ended October 31, 2009, the Company issued 661,410 units at $0.20 per share for cash proceeds of $132,282.  Each unit will consist of one common share and one half share purchase warrant exercisable at $0.90 per share up to July 24, 2011. In connection with the issuance, the Company paid finders’ fees of $8,000.

On October 12, 2009, the Company issued 3,000,000 common shares at a fair value of $2,130,000 for the acquisition of assets of Pets911.com and acquisition costs of $15,000.  Refer to Note 4.

In May 2009, the Company converted 2,000,000 preferred shares into 4,000,000 common shares of the Company at a rate of two common shares for each preferred share.

In May 2009, the Company issued 68,258,478 common shares with a fair value of $2,661,689 for the acquisition of Sound Revolution Inc.  Refer to Note 3.

In April 2009, the Company issued 333,888 common shares to the preferred shareholders to settle the dividend payable of $83,472.

In March 2009, the Company issued 100,000 shares of common stock at a fair value of $50,000 to the Company’s Chief Financial Officer pursuant to a consulting agreement.

October 31, 2008

On March 7, 2008, the Company issued 3,021,200 common shares at $0.50 per share for proceeds of $1,516,000.  The Company incurred share issuance costs of $78,015 relating to this private placement.

On February 7, 2008, the Company issued 1 common share to its subsidiary, PetsMobility Inc.

Dividends

During the year ended October 31, 2009, the Company issued 333,888 common shares to the preferred shareholders to settle the dividend payable of $83,472.

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

In July 2009, the Company issued 330,705 share purchase warrants as part of a private placement.  Each warrant allows the warrant holder to purchase one share of common stock of the Company at $0.90 per share for a period of two years from the date of issuance.

	Number of Warrants	Exercise Price

Balance – October 31, 2007	1,300,000	0.50

Issued	78,000	0.50

Balance – October 31, 2008	1,378,000	$0.50

Issued	408,705	$0.82
Balance – October 31, 2009	1,786,705	$0.57

During the year ended October 31, 2009, the Company recorded stock-based compensation expense of $29,350 (2008 - $29,350) relating to the fair value of share purchase warrants using the Black-Scholes Option Pricing Model and the following assumptions:

2009
Expected Dividend Yield	0.00%
Risk-free Rate	2.50%
Expected Life of the Warrant	5 years
Volatility	100%

As at October 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

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

c)
On June 29, 2009, the Company’s subsidiary Charity Tunes, entered into a promotional agreement. Pursuant to the agreement the Company shall make its music catalogue available as a promotion from approximately October 1, 2009 to March 31, 2010 in exchange for $108,702 (Cdn $117,605).  As at October 31, 2009, the Company had received $55,430 (Cdn $57,801) and included $90,385 (Cdn $97,788) as deferred revenue.

d)
On September 10, 2009, the Company entered into a consulting agreement with a consultant who will provide consulting services for $4,622 (Cdn $5,000) and 10,000 shares of common stock per month for a term of two months.  As at October 31, 2009, the fair value of 20,000 shares of $9,000 was included in common stock issuable.

e)
The Company rents facilities from other entities. Rent expense for these facilities for the year ended October 31, 2009 and 2008 was $68,857 and $74,731 respectively. The facility leases expire within the next year.

As of October 31, 2009, approximate future minimum lease payment required under non-cancelable operating leases is as follows for the fiscal years ended:

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
October 31, 2009
(Expressed in US dollars)

13.  Income Taxes

The Company has $5,464,789 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the years ended October 31, 2009 and 2008, respectively, as a result of the following:

	2009 $	2008 $

Net loss before taxes	(5,420,719)	(3,115,418)
Statutory rate	34%	34%

Expected tax recovery	1,843,045	1,059,242
Permanent differences	(1,493,921)	(383,656)
Change in valuation allowance	(349,124)	(675,586)

Income tax provision	–	–

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

a)
On November 27, 2009, the Company’s subsidiary, Charity Tunes, entered into a promotional agreement with ConAgra Foods Canada Inc (“Con Agra”). Pursuant to the agreement, the Company shall make its music catalogue available as a promotion from approximately February 28, 2010 to September 30, 2010 in exchange for $106,851 (Cdn $115,602).

b)
On February 3, 2010, the Company paid $75,000 of outstanding debt owing to the Company’s Chief Financial Officer and Director.  Pursuant to the merger agreement as disclosed in Note 3, the Company’s Chief Financial Officer and a related party to the Chief Financial Officer cancelled 52,223,931 common shares of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Robb (3) President, Chief Executive Officer (1)	2009	120,000	0	0	0	0	0	0	120,000
	2008	120,000	0	0	0	0	0	0	120,000
Penny Green Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and Director (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Catherine LeBlanc (3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Troy Rice (4)	2009	50,000	0	11,000	0	0	0	0	61,000
	2008	30,000	0	50,000	0	0	0	0	80,000
Robin Ram (5)	2009	25,000	0	0	0	0	0	0	25,000
	2008	63,500	19,600	22,500	10,622	0	0	0	116,222 (6)

(1)	Cameron Robb serves as our President and Chief Executive Officer from September 21, 2009 to present.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
Common	Cameron Robb (1) 15615 N.71st Street Scottsdale, Arizona USA 85254	15,850,000 (2)	33.29%
Common	Catherine LeBlanc (3) 7 Vancouver Street, Suite 207 Barrie, Ontario Canada L4M 4M1	0	0%
Common	Penny Green (4) 1820- 925 West Georgia Street Vancouver, British Columbia Canada V6C 3L2	2,414,035 (5)	5.07%
	All Executive Officers and Directors as a Group	18,264,035	38.33%
5% BENEFICIAL OWNERS
Common	On4 Communications, Inc.(6)	15,850,000	33.29%
Common	Bacchus Entertainment Ltd.(6)	2,414,035	5.07%
	All 5% Beneficial Owners	18,264,035	38.33%

(1)	Cameron Robb is our President, Chief Executive Officer, and Director.

(2)
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

(3)	Catherine LeBlanc is our Director.

(4)	Penny Green is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

(5)	Includes 2,414,035 shares of our common stock held by Bacchus Entertainment Ltd., a company over which Ms. Green exercises voting and dispositive control.

(6)	Calculated based on issued and outstanding shares of 47,651,046 as of February 5, 2010.

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

Exhibits

Exhibit Number	Exhibit Description
99.1	Audit Committee Charter, dated September 30, 2009 (1)
3.1	Certificate of Merger filed with the Delaware Secretary of State dated May 1, 2009 incorporated by reference as Exhibit 3.1 of our Current Report on Form 8-K filed on May 7, 2009
3.2	Certificate of Amendment filed with the Delaware Secretary of State on July 2, 2009 incorporated by reference as Exhibit 3.1 of our Current Report on Form 8-K filed on July 27, 2009
10.1	Merger Agreement between the Company and On4 Communications, Inc. dated March 12, 2009 incorporated by reference as Exhibit 10.1 of our Current Report on Form 8-K filed on April 16, 2009
10.2	Debt Conversion Agreement with Bacchus Entertainment Ltd. dated March 12, 2009 (1)
10.3	Merger Agreement with On4 Communications, Inc. dated April 7, 2009 incorporated by reference as Exhibit 10.1 of our Current Report on Form 8-K filed on April 13, 2009
10.4	Convertible Note Agreement with Bacchus Entertainment Ltd. dated April 30, 2009 incorporated by reference as Exhibit 10.2 of our Current Report on Form 8-K filed on May 7, 2009
10.5	Debt Conversion Agreement with Bacchus Entertainment Ltd. dated April 30, 2009 incorporated by reference as Exhibit 10.3 of our Current Report on Form 8-K filed on May 7, 2009
10.6	Promotion Agreement between Charity Tunes Inc. and ConAgra Foods Canada Inc. dated June 29, 2009 incorporated by reference as Exhibit 10.1 of our Current Report on Form 8-K filed on July 2, 2009
10.7
Post Merger Agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Ind. dated September 14, 2009 incorporated by reference as Exhibit 10.2 of our Quarterly Report on Form 10-K filed on September 18, 2009

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)      Included as an exhibit to our Annual Report on Form 10-K filed on February 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ON4 COMMUNICATIONS, INC.

Date: September 29, 2010	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Robb	President, Chief Executive Officer, Director	September 29, 2010
Cameron Robb

/s/ Penny Green	Chief Financial Officer, Principal Accounting Officer,	September 29, 2010
Penny Green	Secretary,Treasurer, Director