Form 10-Q/A
period 2010-01-31
ON4 COMMUNICATIONS INC.
filed 2010-09-30
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this amended Quarterly Report on Form 10-Q/A to correct certain typographical errors in our controls and procedures disclosure and our certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ON4 COMMUNICATIONS INC.
Consolidated Financial Statements
Three Months Ended January 31, 2010
(Expressed in US dollars)
(Unaudited)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	January 31, 2010 $	October 31, 2009 $
	(Unaudited)
ASSETS

Current Assets

Cash	77,503	473
Accounts receivable	–	64,737
Prepaid expenses and deposits	26,235	38,738

Total Current Assets	103,738	103,948

Goodwill (Note 3)	1,163,884	1,163,884
Intangible assets (Note 4)	65,040	66,779
Property and equipment (Note 5)	8,169	8,002

Total Assets	1,340,831	1,342,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	547,727	533,273
Accrued liabilities	30,591	17,299
Accrued interest payable (Note 6(c))	229,237	141,307
Deferred revenue	36,272	90,385
Due to related parties (Note 6)	1,420,963	1,303,492
Notes payable (Note 7)	959,900	881,637
Convertible note payable to related party, net of unamortized discount of $Nil (October 31, 2009 - $1,782) (Note 6(e))	120,000	118,218

Total Liabilities	3,335,698	3,085,611

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

1,786,705

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010
(Expressed in US dollars)
(Unaudited)

9.  Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance – October 31, 2008	75,000	0.82		–
		1.00
Forfeited	(150,000)

Balance – October 31, 2009 and January 31, 2010	625,000	0.78	7.96	–

Additional information regarding stock options as of January 31, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017

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

As of January 31, 2010, we had current assets of $103,738, current liabilities of $33,335,690 and a working capital deficit of $3,231,952. Our accumulated deficit from our inception on June 5, 2006 to January 31, 2010 was $11,336,826 and was funded primarily through equity financing.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended October 31, 2009. As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  (Removed and Reserved)

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

Date: September 29, 2010	On4 Communications, Inc.

	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer and Director