Form 10-Q/A
period 2010-04-30
ON4 COMMUNICATIONS INC.
filed 2010-09-30
CIK 1300867

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 29, 2010 the registrant’s outstanding common stock consisted of 64,002,490 shares.

Table of Contents

EXPLANATORY NOTE

EXPLANATORY NOTE

We are filing this amended Quarterly Report on Form 10-Q/A to correct certain typographical errors in our controls and procedures disclosure and our certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ON4 COMMUNICATIONS INC.
Consolidated Financial Statements
Six Months Ended April 30, 2010
(Expressed in US dollars)
(Unaudited)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	April 30, 2010 $	October 31, 2009 $
	(Unaudited)
ASSETS

Current Assets

Cash	173	473
Accounts receivable	–	64,737
Prepaid expenses and deposits	41,894	38,738

Total Current Assets	42,067	103,948

Goodwill (Note 3)	1,163,883	1,163,884
Intangible assets (Note 5)	63,302	66,779
Property and equipment (Note 6)	5,462	8,002

Total Assets	1,274,714	1,342,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	552,686	533,273
Accrued liabilities	1,865	17,299
Accrued interest payable	154,476	141,307
Deferred revenue	81,285	90,385
Due to related parties (Note 7)	179,652	1,303,492
Notes payable (Note 8)	900,417	881,637
Convertible note payable to related party, net of unamortized discount of $Nil (October 31, 2009 - $1,782) (Note 7(e))	–	118,218

Total Liabilities	1,870,381	3,085,611

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)
Contingent Liability (Note 13)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 100,000,000 shares authorized, 0.0001 par value; 61,661,077 shares issued and outstanding	6,166	9,987

Additional paid-in capital	11,359,767	9,261,980

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(12,031,600)	(11,084,965)

Total Stockholders’ Deficit	(595,667)	(1,742,998)

Total Liabilities and Stockholders’ Deficit	1,274,714	1,342,613

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended April 30, 2010 $	For the Three Months Ended April 30, 2009 $	For the Six Months Ended April 30, 2010 $	For the Six Months Ended April 30, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2010 $

Revenue	73,219	–	131,218	–	149,964
Cost of sales	32,064	–	59,219	–	62,568

Gross margin	41,155	–	71,999	–	87,396

Expenses

Advertising and marketing	3,759	1,791	5,648	30,882	231,228
Amortization of intangible assets	1,738	1,620	3,477	3,581	14,661
Amortization of property and equipment	2,707	–	5,437	6,732	44,015
Consulting fees (Note 11)	319,407	647	335,573	297,364	2,002,251
Foreign exchange loss	28,061	–	34,779	192	254,513
General and administrative	41,937	–	74,620	83,271	1,065,104
Impairment of goodwill	–	–	–	–	2,050,401
Impairment of intangible assets	–	–	–	–	2,871,524
Management fees	45,000	–	90,000	177,000	1,078,596
Payroll		–	16,838	432	46,354
Professional fees	74,524	–	155,503	17,239	587,075
Research and development	2,836	–	5,683	304	394,665

Total Expenses	519,969	4,058	727,558	616,997	10,640,387

Operating Loss	(478,814)	(4,058)	(655,559)	(616,997)	(10,552,991)

Other Income (Expense)

(Loss) Gain on settlement of debt	(43,911)	–	(39,469)	–	145,676
Interest and other income	–	224	–	224	63,066
Interest expense	(172,049)	(21,955)	(251,607)	(57,556)	(489,697)
Write-off of note receivable	–	–	–	–	(1,114,182)

Total Other Income (Expense)	(215,960)	(21,731)	(291,076)	(57,332)	(1,395,137)

Net Loss	(694,774)	(25,789)	(946,635)	(674,329)	(11,948,128)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.03)

Weighted Average Shares Outstanding	52,021,000	11,630,000	76,480,000	23,591,000

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Undaudited)

	For the Six Months Ended April 30, 2010 $	For the Six Months Ended April 30, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2010 $

Operating Activities

Net loss	(946,635)	(674,329)	(11,948,128)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	76,782	–	87,000
Amortization of property and equipment	5,437	6,732	44,015
Amortization of intangible assets	3,477	3,581	14,661
Loss (Gain) on settlement of debt	39,469	–	(145,676)
Impairment of goodwill	–	–	2,050,401
Impairment of intangible assets	–	–	2,871,524
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	100,000	120,000
Stock-based compensation	312,031	94,539	1,145,570
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	64,737	–	–
Prepaid expenses and deposits	(19,265)	–	(49,639)
Accounts payable and accrued liabilities	75,606	82,876	668,651
Accrued interest payable	178,740	57,557	332,496
Deferred revenue	(9,100)	–	81,285
Due to related parties	85,945	176,425	743,071

Net Cash Used In Operating Activities	(132,776)	(152,619)	(2,780,185)

Investing Activities
Acquisition of intangible assets	–	–	(834,487)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	(2,897)	–	(43,271)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	(2,897)	–	(1,990,417)

Financing Activities
Proceeds from issuance of common stock	–	–	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	75,000	–	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	81,372	–	641,522
Repayments to related parties	(39,780)	–	(84,780)
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	116,592	–	4,715,781

Effects of Exchange Rate Changes on Cash	18,781	–	54,994

Increase (Decrease) in Cash	(300)	(152,619)	173

Cash - Beginning of Period	473	152,777	–

Cash - End of Period	173	158	173

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2010, the Company has a working capital deficiency of $1,828,314, and has accumulated losses totaling $12,031,600 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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
April 30, 2010
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
April 30, 2010
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
April 30, 2010
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
April 30, 2010
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
April 30, 2010
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

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc., pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes Inc., currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. cancelled a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company.  In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010 any debts that were due at September 14, 2009 and are still owing to Penny Green or Bacchus Filings shall be forgiven.

4.  Disposition Transaction

On April 30, 2010, a company controlled by the President of the Company acquired certain assets including Pets911.com from the Company's wholly owned subsidiary PetsMobility in consideration for the return and cancellation of 2,000,000 shares of the Company's common stock.  At April 30, 2010, the assets disposed of had a carrying value of $0.

5.  Intangible Assets

				April 30, 2010	October 31, 2009
		Accumulated		Net Carrying	Net Carrying
	Cost $	Amortization $	Impairment $	Value $	Value $

Patents	58,262	14,661	–	43,601	47,078
Trademarks	19,701	–	–	19,701	19,701
	77,963	14,661	–	63,302	66,779

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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
(Expressed in US dollars)
(Unaudited)

5.  Intangible Assets (continued)

The following table summarizes the expected amortization on the patents over the next five years:

2010	$3,477
2011	6,954
2012	6,954
2013	6,954
2014	6,954

$31,293

6.  Property and Equipment

			April 30, 2010	October 31, 2009
		Accumulated	Net Carrying	Net Carrying
	Cost $	Amortization $	Value $	Value $

Computer equipment	22,344	18,365	3,979	6,727
Office equipment	27,964	26,481	1,483	1,275
	50,308	44,846	5,462	8,002

7.  Related Party Transactions

a)
On April 12, 2010, the Company settled $426,908 of amounts owing to a company with common management by issuing 6,098,685 shares of common stock. The Company recorded a loss on the settlement of debt of $243,947.  As at April 30, 2010, the Company owed $Nil (October 31, 2009 - $426,908) to a company with common management for advances of operating funds and services provided. This amount owing was unsecured, non-interest bearing and due on demand.

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

d)
On April 12, 2010, the Company settled $552,599 of amounts owing to a former officer and director, and company's controlled by the former officer and director, including the convertible note and interest described in Note 7(e), by transferring the Company's MyFanPro website to the related party.  As the website was carried at no value in the Company's books, the Company recorded a gain on the settlement of debt of $536,489.  As at April 30, 2010, the Company has notes payable of $Nil (October 31, 2009 - $364,712) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes were non-interest bearing, unsecured and were payable on demand. These debts would have expired on June 30, 2010 pursuant to the post merger agreement described in Note 3.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
(Expressed in US dollars)
(Unaudited)

7.  Related Party Transactions (continued)

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

g)
Pursuat to the merger transaction, in April 2009, the Company issued 35,000,000 common shares to settle debt of $35,000 owed to a Company controlled by an officer and director of the Company.  These shares were subsequently cancelled pursuant to the post merger agreement described in Note 3.

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
April 30, 2010
(Expressed in US dollars)
(Unaudited)

9.  Common Stock (continued)

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

1,786,705

11.  Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years.  Pursuant to the option agreement 1,500,000 options vest immediately, 250,000 options vest on June 1, 2010 and the remaining 250,000 options vest on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the six month period ending April 30, 2010, stock-based compensation expense of $312,031 (2009 - $65,190) was charged to operations.

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
April 30, 2010
(Expressed in US dollars)
(Unaudited)

11.  Stock Options (continued)

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
April 30, 2010
(Expressed in US dollars)
(Unaudited)

12.  Commitments (continued)

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

The Company must pay a royalty of of net sales and incurred a non-refundable advance against royalties of $5,000.  The Company must pay guaranteed royalties with 25% of each royalty for the year due at the end of each calendar quarter. Further, the Company has agreed to spend an amount equal to at least 2% of all net sales of the licensed products during each contract year for promotional activities.

13.  Contingent Liability

McCann Family Holding Corporation (“McCann”) filed a lawsuit against the Company for the repayment of the promissory notes dated May 7 and May 22, 2008. The Company has defended the lawsuit on the basis that the funds were not due because they were in fact advanced to and utilized by a company related to McCann, even though the Company executed the promissory notes. McCann applied to the courts for a summary judgement and the Company opposed that application. The promissory notes are included in current liabilities as disclosed in Note 8.  Subsequent to the end of the period, the parties entered into a mutual release and settlement agreement and on June 7, 2010 a notice was filed in court to discontinue the action.

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

On March 12, 2009, we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006 (“On4”). We subsequently amended this agreement on April 7, 2009, and on May 1, 2009 we completed the merger with On4, with us as the surviving entity. Upon the completion of the merger, we had three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

On April 29, 2010 we sold our interest in PetsMobility Inc., excluding certain specific assets, to On4 Communications, Inc., a private Canadian company and our shareholder (“On4 Canada”) in exchange for On4 Canada returning 2,000,000 shares of our common stock to our treasury for cancellation. As a result, we currently have two wholly-owned subsidiaries.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2010 ($)	Three Months Ended April 30, 2009 ($)	Six Months Ended April 30, 2010 ($)	Six Months Ended April 30, 2009 ($)	Accumulated from June 5, 2006 (Date of Inception) to April 30, 2010 ($)
Revenue	73,219	-	131,218	-	149,964
Cost of Sales	32,064	-	59,219	-	62,568
Operating Expenses	478,814	4,058	655,559	616,997	10,552,991
Net Loss	694,774	25,789	946,635	674,329	11,948,128

Results of Operations for the Three and Six Months Ended April 30, 2010 and for the Period from June 5, 2006 (Date of Inception) to April 30, 2010

For the three months ended April 30, 2010, we incurred a net loss of $694,774, compared to a net loss of $25,789 during the same period in fiscal 2009. For the six months ended April 30, 2010, we incurred a net loss of $946,635, whereas our net loss for the six months ended April 30, 2009 was 674,329. Our net loss from out inception on June 5, 2006 to April 30, 2010 was $11,948,128. Our net loss per share for the three and six months ended April 30, 2010 came to $0.01, whereas we did not experience any loss per share during the three months ended April 30, 2009 and our loss per share for the six months ended April 30, 2009 was $0.03.

Our total operating expenses for the three months ended April 30, 2010 were $519,969, compared to total operating expenses of $4,058 for the same period in fiscal 2009. During the six months ended April 30, 2010 we incurred an operating loss of $655,559 as compared to $616,997 incurred during the same period ended April 30, 2009. Our total operating expenses from our inception on June 5, 2006 to April 30, 2010 were $10,552,991.

Our total operating expenses for the three months ended April 30, 2010 consisted of $3,759 in advertising and marketing expenses, $1,738 in amortization of intangible assets, $2,707 in amortization of property and equipment, $7,376 in consulting fees, $28,061 in foreign exchange loss, $41,937 in general and administrative expenses, $357,031 in management fees, $74,524 in professional fees and $2,836 in research and development. We did not incur any other operating expenses during this period.

Our total operating expenses for the three months ended April 30, 2009 consisted of $1,791 in advertising and marketing expenses, $1,620 amortization of intangible assets and $647 in consulting fees. We did not incur any other operating expenses during this period.

During the six month period ended April 30, 2010, our total operating expenses consisted of $5,648 in advertising and marketing expenses, $3,477 in amortization of intangible assets, $5,427 in amortization of property and equipment, $335,573 in consulting fees, $34,779 in foreign exchange loss, $74,620 in general and administrative expenses, $90,000 in management fees, $16,838 in payroll expenses, $155,503 in professional fees and $5,683 in research and development. We did not incur any other operating expenses during this period.

In comparison, during the six month period ended April 30, 2010, our total operating expenses consisted of $30,882 in advertising and marketing, $3,581 in amortization of intangible assets, $6,732 in amortization of property and equipment, $297,364 in consulting fees, $192 in foreign exchange loss, $83,271 in general and administrative expenses, $177,000 in management fees, $432 in payroll expenses, $17,239 in professional fees and $304 in research and development expenses. We did not incur any other operating expenses during this period.

Our total operating expenses from our inception on June 5, 2006 to April 30, 2010 consisted of $231,228 in advertising and marketing expenses, $14,661 in amortization of intangible assets, $44,015 in amortization of property and equipment, $2,002,251 in consulting fees, $254,513 in foreign exchange loss, $1,065,104 in general and administrative expenses, $2,050,401 in impairment goodwill, $2,871,524 in impairment of intangible assets, $1,078,596 in management fees, $46,354 in payroll expenses, $587,075 in professional fees and $394,665 in research and development expenses.

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

As of April 30, 2010, we had current assets of $42,067, current liabilities of $1,870,381 and a working capital deficit of $1,828,314. Our accumulated deficit from our inception on June 5, 2006 to April 30, 2010 was $12,031,600 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $11,948,128 from our inception on June 5, 2006 to April 30, 2010 was funded primarily through equity financing.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended October 31, 2009.

During the quarterly period ended April 30 2010, Penny Green resigned as our Chief Financial Officer and Principal Accounting Officer and Cameron Robb, our current President and Chief Executive Officer, was appointed as our interim Chief Financial Officer. As a result the management and financial oversight of the Company is conducted by our sole officer, creating a risk of misappropriation of funds.

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

Item 2.  Unregistered Sales of Equity Securities.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

On April 29, 2010, we entered into an asset purchase agreement with On4 Canada pursuant to which we transferred all assets related to the business of our subsidiary, PetsMobility Inc., with the exception of certain intellectual property, to On4 Canada. In consideration for the transfer, On4 Canada returned 2,000,000 shares of our common stock to our treasury for cancellation.

At April 30, 2010, the assets disposed of had a carrying value of $0.  The board determined that it was in the best interests of the Company to dispose of the assets in PetsMobility which were losing money and costing the Company expense, but retain the elements of the intellectual portfolio that the Company intended to develop and which the board determined held the greatest potential.  Specifically, PetsMobility has retained ownership of:

1.	All rights and assets related to PetsCell technology;

2.	Pawtrax software GUI, for which patent is pending; and

3.	Trademark application 1,380,122 for “PAWTRAX”, filed in Canada on January 14, 2008 and formalized on January 29, 2008.

On April 30, 2010, we entered into an asset purchase agreement among Charity Tunes Inc., our subsidiary, Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green, whereby we transferred the rights and title to assets used in connection with an online music promotional business known as MyFanPro and its website www.myfanpro.com to Bacchus Filings Inc. In consideration for this transfer, Ms. Green and Bacchus Entertainment Ltd. released us from our obligations under a debt of approximately $432,600 owed to them.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1	Asset Purchase Agreement, dated April 29, 2010 (1)
10.2	Asset Purchase Agreement, dated April 30, 2010 (1)
10.3	Debt Conversion Agreement of C. Robb, dated April 12, 2010 (1)
10.4	Debt Conversion Agreement of G. Jessop, dated April 11, 2010 (1)
10.5	Debt Conversion Agreement of On4 Communications, Inc. (Canada), dated April 12, 2010 (1)
31.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits to our Quarterly Report on Form 10-Q filed on June 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 29, 2010	On4 Communications, Inc.

	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, Interim Chief Financial Officer and Director