Form 10-Q
period 2010-07-31
ON4 COMMUNICATIONS INC.
filed 2010-09-30
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 29, 2010 the registrant’s outstanding common stock consisted of 64,002,490 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited interim consolidated financial statements of On4 Communications, Inc. (“we”, “our”, “us”) follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS, INC.
Consolidated Financial Statements
Nine Months Ended July 31, 2010
(Expressed in US dollars)
(Unaudited)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	July 31, 2010 $	October 31, 2009 $
	(Unaudited)
ASSETS

Current Assets

Cash	113	473
Accounts receivable	–	64,737
Prepaid expenses and deposits	28,975	38,738

Total Current Assets	29,088	103,948

Goodwill (Note 3)	1,163,884	1,163,884
Intangible assets (Note 5)	61,563	66,779
Property and equipment (Note 6)	5,260	8,002

Total Assets	1,259,795	1,342,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	555,580	533,273
Accrued liabilities	11,288	17,299
Accrued interest payable	75,824	141,307
Deferred revenue	32,121	90,385
Due to related parties (Note 7)	253,017	1,303,492
Notes payable (Note 8)	451,009	881,637
Convertible note payable to related party, net of unamortized discount of $Nil (October 31, 2009 - $1,782) (Note 7(e))	–	118,218

Total Liabilities	1,378,839	3,085,611

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, 0.0001 par value; 64,002,490 and 99,874,977 shares issued and outstanding, respectively	6,400	9,987

Additional paid-in capital	11,457,288	9,261,980

Common stock issuable	88,000	70,000

Deficit accumulated during the development stage	(11,670,732)	(11,084,965)

Total Stockholders’ Deficit	(119,044)	(1,742,998)

Total Liabilities and Stockholders’ Deficit	1,259,795	1,342,613

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended July 31, 2010 $	For the Three Months Ended July 31, 2009 $	For the Nine Months Ended July 31, 2010 $	For the Nine Months Ended July 31, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to July 31, 2010 $

Revenue	47,617	–	178,835	–	197,581
Cost of sales	6,241	–	65,460	–	68,809

Gross margin	41,376	–	113,375	–	128,772

Expenses

Advertising and marketing	–	5,507	5,648	36,389	231,228
Amortization of intangible assets	1,739	1,740	5,216	5,321	16,400
Amortization of property and equipment	201	3,934	5,638	10,666	44,216
Consulting fees (Note 12)	(5)	–	343,076	297,364	2,009,754
Foreign exchange loss	(2,985)	559	31,794	751	251,528
General and administrative	32,809	30,027	107,429	113,298	1,097,913
Impairment of goodwill	–	–	–	–	2,050,401
Impairment of intangible assets	–	–	–	–	2,871,524
Management fees	45,000	58,500	135,000	235,500	1,123,596
Payroll	–	–	16,838	432	46,354
Professional fees	51,011	41,602	206,514	58,841	638,086
Research and development	1,749	–	7,432	304	396,414

Total Expenses	129,519	141,869	864,585	758,866	10,777,414

Operating Loss	(88,143)	(141,869)	(751,210)	(758,866)	(10,648,642)

Other Income (Expense)

(Loss) Gain on settlement of debt	469,506	–	430,037	–	615,182
Interest and other income	–	–	–	224	63,066
Interest expense	(12,987)	(33,857)	(264,594)	(91,413)	(502,684)
Write-off of note receivable	–	–	–	–	(1,114,182)

Total Other Income (Expense)	456,519	(33,857)	165,443	(91,189)	(938,618)

Net Income (Loss)	368,376	(175,726)	(585,767)	(850,055)	(11,587,260)

Net Income (Loss) Per Share – Basic and Diluted	0.01	(0.00)	(0.01)	(0.02)

Weighted Average Shares Outstanding	62,045,000	55,520,000	71,722,000	34,312,000

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended July 31, 2010 $	For the Nine Months Ended July 31, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to July 31, 2010 $

Operating Activities

Net loss	(585,767)	(850,055)	(11,587,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	76,782	4,993	87,000
Amortization of property and equipment	5,638	10,666	44,216
Amortization of intangible assets	5,216	5,321	16,400
Gain on settlement of debt	(430,037)	–	(615,182)
Impairment of goodwill	–	–	2,050,401
Impairment of intangible assets	–	–	2,871,524
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	100,000	120,000
Stock-based compensation	319,534	94,539	1,153,073
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	64,737	–	–
Prepaid expenses and deposits	(6,346)	(651)	(36,720)
Accounts payable and accrued liabilities	126,298	106,286	719,343
Accrued interest payable	189,966	86,420	343,722
Deferred revenue	(58,264)	–	32,121
Due to related parties	159,308	243,582	816,434

Net Cash Used In Operating Activities	(132,935)	(198,899)	(2,780,344)

Investing Activities
Acquisition of intangible assets	–	–	(834,487)
Cash acquired in reverse merger	–	1,523	1,523
Acquisition of property and equipment	(2,897)	–	(43,271)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	(2,897)	1,523	(1,990,417)

Financing Activities
Proceeds from issuance of common stock	–	132,282	2,521,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	75,000	–	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	81,472	–	641,622
Repayments to related parties	(39,780)	(45,000)	(84,780)
Share issuance costs	–	(8,000)	(8,000)

Net Cash Provided By Financing Activities	116,692	79,282	4,715,881

Effects of Exchange Rate Changes on Cash	18,780	–	54,993

Increase (Decrease) in Cash	(360)	(118,094)	113

Cash - Beginning of Period	473	152,777	–

Cash - End of Period	113	34,683	113

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

1.  Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on July 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1-to-1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4. On4 was a private operating company, and the Company was a public company with an operating business. The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 is deemed to be the acquirer for accounting purposes and the consolidated financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009. The Company is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory. The Company has three wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia; (ii) Charity Tunes Inc. (“Charity Tunes”), which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online; and (iii) PetsMobility Inc. (“Petsmobility”), which was incorporated in the state of Delaware on March 23, 2006 for the purposes operating the website www.petsmo.com and related business. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities. Refer to Note 3.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2010, the Company has a working capital deficiency of $1,349,751, and has accumulated losses totaling $11,670,732 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings Inc., Charity Tunes, and Petsmobility. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is October 31.

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of goodwill and intangible assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device. Intangible assets acquired are initially recognized and measured at cost and are being amortized straight-line over the estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that an asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets and goodwill are reviewed annually.

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the nine months ended July 31, 2010, advertising costs were $5,648 (2009 - $36,389).

Revenue Recognition

The Company recognizes revenue from the online sale of music in accordance with ASC 605, Revenue Recognition. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. The Company enters into contracts that provide access to the Company’s music library for a specified period of time. The Company recognizes revenue from these contracts on a straight-line basis over the term of the contract.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2010 and 2009, the Company had no items representing comprehensive income/loss.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the nine month periods ended July 31, 2010 and 2009, there were no charges for interest or penalties.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
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

Material terms of the merger agreement were as follows:

Prior to the merger closing:

●
The Company entered into a convertible note in the amount of $120,000 with Penny Green, a director and officer of the Company, which is convertible into common stock at $0.10 per share at the option of the holder, and which was due in seven months. Refer to Note 6(e).

●	The Company converted debt of $35,000 owed to Bacchus Entertainment Ltd., a company owned and controlled by Penny Green, into 35,000,000 shares of common stock at a price of $0.001 per share.

●
The Company is to transfer all of its assets and debts, other than the Note and any debt owing to Penny Green or Bacchus Entertainment Ltd., to its wholly owned subsidiary, Charity Tunes. As at July 31, 2010, the transfer to Charity Tunes had not occurred.

Upon the merger closing:

●
The Company shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half share purchase warrant to purchase one common share at a price of $1.00 for a period of one year. As at July 31, 2010, the Company had not yet raised $150,000.

●
All notes payable by On4 in excess of $100,000 shall be converted to common shares at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%. As at July 31, 2010, none of the notes had been converted.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

3.  Merger Transaction (continued)

After raising a minimum of $150,000:

●	$150,000 shall be repaid to Penny Green towards the outstanding loans owed to her, or companies controlled by her. (Not yet completed).

●
Upon receipt of the $150,000 payment, Charity Tunes shall be sold to Bacchus Filings Inc., a company controlled by Penny Green, in consideration for which Bacchus Filings Inc. shall assume the entire amount of loan owing to Penny Green or Bacchus Entertainment Ltd., exclusive of the Note (amended below).

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

On September 14, 2009, the Company entered into a post merger agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc., pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement. Pursuant to the post merger agreement, the parties agreed that Charity Tunes, currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further Penny Green and Bacchus Entertainment Ltd. cancelled a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company. In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010 any debts that were due at September 14, 2009 and are still owing to Penny Green or Bacchus Filings shall be forgiven. On June 30, 2010, $3,099 was forgiven and the Company recorded a gain on the settlement of debt of $3,099.

4.  Disposition Transaction

On April 30, 2010, a company controlled by the President of the Company acquired certain assets including Pets911.com from the Company's wholly owned subsidiary PetsMobility in consideration for the return and cancellation of 2,000,000 shares of the Company's common stock. At April 30, 2010, the date of disposition, the assets disposed of had a carrying value of $nil.

5.  Intangible Assets

	Cost $	Accumulated Amortization $	Impairment $	July 31, 2010 Net Carrying Value $	October 31, 2009 Net Carrying Value $

Patents	58,262	16,400	–	41,862	47,078
Trademarks	19,701	–	–	19,701	19,701
	77,963	16,400	–	61,563	66,779

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

5.  Intangible Assets (continued)

The following table summarizes the expected amortization on the patents over the next five years:

2010	$1,738
2011	6,954
2012	6,954
2013	6,954
2014	6,954

$29,554

6.  Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2010 Net Carrying Value $	October 31, 2009 Net Carrying Value $

Computer equipment	22,344	19,739	2,605	6,727
Office equipment	27,964	25,309	2,655	1,275
	50,308	45,048	5,260	8,002

7.  Related Party Transactions

a)
On April 12, 2010, the Company settled $426,908 of amounts owing to a company with common management by issuing 6,098,685 shares of common stock. The Company recorded a loss on the settlement of debt of $243,947.  As at July 31, 2010, the Company owed $Nil (October 31, 2009 - $426,908) to a company with common management for advances of operating funds and services provided. This amount owing was unsecured, non-interest bearing and due on demand.

b)
On April 12, 2010, the Company settled $324,307 of amounts owing to management and directors by issuing 4,632,956 shares of common stock. The Company recorded a loss on the settlement of debt of $185,319.  As at July 31, 2010, the Company owed $246,358 (October 31, 2009 - $324,307) to management and directors for consulting services. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
On April 12, 2010, the Company settled $233,135 of amounts owing to management and directors by issuing 3,330,500 shares of the Company's common stock. The Company recorded a loss on the settlement of debt of $133,220.  As at July 31, 2010, the Company owed $Nil (October 31, 2009 - $187,565) to management and directors of the Company for advance of operating funds and services provided on behalf of the Company. The amounts owing were unsecured, with interest at 10% per annum. As at July 31, 2010, accrued interest of $Nil (October 31, 2009 - $37,446) is included in accrued interest payable.

d)
On April 12, 2010, the Company settled $552,599 of amounts owing to a former officer and director, and companies controlled by the former officer and director, including the convertible note and interest described in Note 7(e), by transferring the Company's MyFanPro website to the related party. As the website was carried at no value in the Company's books, the Company recorded a gain on the settlement of debt of $536,489. As at July 31, 2010, the Company has notes payable of $Nil (October 31, 2009 - $364,712) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes were non-interest bearing, unsecured and were payable on demand. These debts would have expired on June 30, 2010 pursuant to the post merger agreement described in Note 3.

On July 28, 2010, the Company settled an additional $35,275 of amounts owing to companies controlled by the former officer and director by issuing 440,941 shares of common stock. The Company recorded a gain on the settlement of debt of $22,047.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

7.  Related Party Transactions (continued)

e)
On April 30, 2009, the Company issued a convertible note to a former officer and director to secure $120,000 of amounts owed.  The note was non-interest bearing until maturity seven months after issuance. If the note was not repaid upon the maturity date, it bore interest at a rate of 20%, with interest accruing monthly. The note was convertible at any time into shares of the Company’s common stock at a price of $0.10 per share, at the option of the holder. In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which was charged to operations over the term of the convertible debenture. The Company recorded accretion expense over the term of the convertible note up to its face value of $120,000. As at July 31, 2010, $12,000 (October 31, 2009, - $10,218) had been accreted increasing the carrying value of the convertible note to $120,000. On April 30, 2010, the note and $120,000 of accrued interest was settled through the transfer of the Company's MyFanPro website to the noteholder. Refer to Note 7(d).

f)
On April 30, 2010, the Company settled $67,184 of amounts owed to companies controlled by a former officer and director of the Company by issuing 447,890 shares of the Company's common stock. The Company recorded a loss on settlement of debt of $17,915.

g)
Pursuant to the merger transaction in April 2009, the Company issued 35,000,000 common shares to settle debt of $35,000 owed to a Company controlled by an officer and director of the Company. These shares were subsequently cancelled pursuant to the post merger agreement described in Note 3.

h)	During the nine months ended July 31, 2010, the Company incurred $135,000 of management fees to the President of the Company.

8.  Notes Payable

	July 31, 2010 $	October 31, 2009 $

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	23,533	24,985

McCann Family Holding Corporation, unsecured, due interest at 13% per annum, and due on demand. Original principal of $282,390 (Cdn$300,000) plus $56,478 (Cdn$60,000) of non-payment penalties for failure to repay the debt at due date.	–	334,152

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	304,976	400,000

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	451,009	881,637

a)
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

b)
McCann Family Holding Corporation (“McCann”) filed a lawsuit against the Company for the repayment of the promissory notes dated May 7 and May 22, 2008. The Company has defended the lawsuit on the basis that the funds were not due because they were in fact advanced to and utilized by a company related to McCann, even though the Company executed the promissory notes. McCann applied to the courts for a summary judgement and the Company opposed that application. The parties entered into a mutual release and settlement agreement and on June 7, 2010 a notice was filed in court to discontinue the action. The Company recorded a gain on the settlement of debt of $444,262.

c)	On June 28, 2010, the Company settled $95,024 of notes owing Scottsdale Investment Corporation by issuing 1,900,472 shares of the Company’s common stock.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

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

f)	On June 28, 2010, the Company issued 1,900,472 shares of common stock to settle $95,024 of notes payable outstanding. Refer to Note 8(c).

g)
On July 28, 2010, the Company issued 440,941 shares of common stock to settle $35,275 of amounts owing to companies controlled by the former officer and director. The Company recorded a gain on the settlement of debt of $22,047.

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

	Number of Warrants	Exercise Price $

Balance – October 31, 2008	1,378,000	0.50

Issued	408,705	0.82

Balance – October 31, 2009 and July 31, 2010	1,786,705	0.57

As at July 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

11.  Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years.  Pursuant to the option agreement 1,500,000 options vest immediately, 250,000 options vest on June 1, 2010 and the remaining 250,000 options vest on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the nine month period ending July 31, 2010, stock-based compensation expense of $301,535 (2009 - $65,189) was charged to operations.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – October 31, 2009	625,000	0.82

Granted	2,000,000	0.15

Outstanding July 31, 2010	2,625,000	0.30	5.22	–
Exercisable July 31, 2010	2,375,000	0.32	5.28	–

A summary of the status of the Company’s non-vested shares as of July 31, 2010, and changes during the nine months ended July 31, 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value $

Non-vested at October 31, 2009	–	–

Granted	2,000,000	0.19
Vested	(1,750,000)	0.19

Non-vested at July 31, 2010	250,000	0.19

Additional information regarding stock options as of July 31, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,000,000	0.15	March 3, 2015

2,625,000

At July 31, 2010, the Company had 250,000 non-vested options and $5,985 of unrecognized compensation expense.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(Expressed in US dollars)
(Unaudited)

12.  Commitments

a)
On January 3, 2008, the Company through its wholly owned subsidiary Charity Tunes, entered into an Agency and Promotion agreement (the “Agreement”) with World Wildlife Fund Canada (“WWF-Canada”) to raise money and awareness of WWF-Canada’s cause through the participation in promotional programs with Charity Tunes. The term of the agreement is one year, extended from year to year with a termination notice of 30 days prior to the end of a term by either party.

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

c)
On September 10, 2009, the Company entered into a consulting agreement with a consultant who will provide consulting services for $4,622 (Cdn $5,000) and 10,000 shares of common stock per month for a term of two months.  As at October 31, 2009 and July 31, 2010, the fair value of 20,000 shares of $9,000 was included in common stock issuable.

d)
The Company rents facilities from other entities. Rent expense for these facilities for the nine months ended July 31, 2010 and 2009 was $46,132 and $67,257 respectively. The facility leases expire within the next year.

As of July 31, 2010, approximate future minimum lease payment required under non-cancelable operating leases is as follows for the fiscal year ended:

            2010         $13,500

e)
On November 27, 2009, the Company entered into a promotional agreement with ConAgra Foods Canada Inc. Pursuant to the agreement, the Company shall make its music catalogue available as a promotion from approximately February 28, 2010 to September 30, 2010 in exchange for $113,799 (Cdn $115,602).

f)
On February 23, 2010, the Company entered into a trademark license agreement (the “Trademark License Agreement”).  Pursuant to the Trademark License Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, and beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico. The Trademark License Agreement shall expire on February 1, 2015.

The Company must pay a royalty of net sales and incurred a non-refundable advance against royalties of $5,000.  The Company must pay guaranteed royalties with 25% of each royalty for the year due at the end of each calendar quarter. Further, the Company has agreed to spend an amount equal to at least 2% of all net sales of the licensed products during each contract year for promotional activities

g)
On March 25, 2010, the Company entered into an agreement with a consultant for the provision of investor relations services for a period of six months in consideration for 600,000 shares of the Company’s common stock. At July 31, 2010, the Company had yet to issue the shares and had recorded $8,000 of consulting expenses in common stock subscribed.

h)
On May 7, 2010, the Company entered into an agreement with a consultant who will provide consulting services for a period of 12 months in consideration for 2,000,000 shares of the Company’s common stock and 1.5% of the commitment amount of any senior, asset based indebtedness and 6% of the face amount of any non-asset based indebtedness as part of a transaction arranged by the consultant. At July 31, 2010, the Company had yet to issue the shares and had recorded $10,000 of consulting expenses in common stock to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and the notes thereto that appear elsewhere in this Quarterly Report. All currency references in this Quarterly Report are to U.S. dollars unless otherwise noted.

Business Overview

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. Our fiscal year end is October 31. Our address is 16413 N. 91 Street, C 100, Scottsdale, AZ 85260. Our telephone number is (480) 619-5510.

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

We are a development stage company, providing wireless communications services to telecommunication companies, consumers and businesses. Our platform comprises global positioning system (“GPS”) device management, location-based services (“LBS”) capabilities, and broadcasting of proprietary and non-proprietary content. LBS is a term used to describe the delivery of information and entertainment content to consumers with mobile devices based on the geographical position of the mobile device. We intend to deliver LBS via two-way communication tracking devices with applications that are able to track people, pets, assets and inventory. Our solution platform integrates various location-aware devises, such as GPS receivers, and transmits data to a range of devices, including Web browsers, instant messengers, short message service/mail, and mobile phones.

Results of Operations

Our results of operations are presented below:

	Three Months Ended July 31, 2010 (unaudited) ($)	Three Months Ended July 31, 2009 (unaudited) ($)	Nine Months Ended July 31, 2010 (unaudited) ($)	Nine Months Ended July 31, 2009 (unaudited) ($)	Accumulated from June 5, 2006 (Date of Inception) to July 31, 2010 (unaudited) ($)
Revenue	47,617	-	178,835	-	197,581
Cost of Sales	6,241	-	65,460	-	68,809
Operating Expenses	129,519	141,869	864,585	758,866	10,777,414
Net Income (Loss)	368,276	(175,726)	(585,767)	(850,055)	(11,587,260)

Results of Operations for the Three Months Ended July 31, 2010 and for the Period from June 5, 2006 (Date of Inception) to July 31, 2010

During the three months ended July 31, 2010 we generated revenue of $47,617, at a cost of sales of $6,241, for a gross margin of $41,376.  During the same period in fiscal 2009 we did not generate any revenue.

Our total operating expenses during the three months ended July 31, 2010 were $129,519, compared to total operating expenses of $141,869 during the same period in fiscal 2009. Our total operating expenses from our inception on June 5, 2006 to July 31, 2010 were $10,777,414.

Our total operating expenses during the three months ended July 31, 2010 consisted of $1,739 in amortization of intangible assets, $201 in amortization of property and equipment, $32,809 in general and administrative expenses, $45,000 in management fees, $51,011 in professional fees and $1,749 in research and development expenses. These were offset to some extent by our foreign exchange gain of $2,985 and our income of $5 from consulting fees.

Our total operating expenses during the three months ended July 31, 2009 consisted of $5,507 in advertising and marketing expenses, $1,740 in amortization of intangible assets, $3,934 in amortization of property and equipment, $559 in foreign exchange loss, $30,027 in general and administrative expenses, $58,500 in management fees and $41,602 in professional fees.

Our total operating expenses from our inception on June 5, 2006 to July 31, 2010 consisted of $231,228 in advertising and marketing expenses, $16,400 in amortization of intangible assets, $44,216 in amortization of property and equipment, $2,009,754 in consulting fees, $251,528 in foreign exchange loss, $1,097,913 in general and administrative expenses, $2,050,401 in impairment of goodwill, $2,871,524 in impairment of intangible assets, $1,123,596 in management fees, $46,354 in payroll expenses, $638,086 in professional fees and $396,414 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended July 31, 2010 was primarily due to decreases in our advertising and marketing expenses and management fees, as well as our foreign exchange gain for the period.

During the three months ended July 31, 2010 we had a net income of $368,376 (or $0.01 per share), due in part to gains recorded on settlement of debt of $469,506, compared to incurring a net loss of $175,726 (or $Nil per share) during the same period in fiscal 2009. Our net loss from our inception on June 5, 2006 to July 31, 2010 was $11,587,260.

Results of Operations for the Nine Months Ended July 31, 2010

During the nine months ended July 31, 2010 we generated revenue of $178,835, at a cost of sales of $65,460, for a gross margin of $113,375.  During the same period in fiscal 2009 we did not generate any revenue.

Our total operating expenses for the nine months ended July 31, 2010 were $864,485, compared to total operating expenses of $758,886 during the same period in fiscal 2009.

Our total operating expenses during the nine months ended July 31, 2010 consisted of $5,468 in advertising and marketing expenses, $5,216 in amortization of intangible assets, $5,638 in amortization of property and equipment, $343,076 in consulting fees, $31,794 in foreign exchange loss, $107,429 in general and administrative expenses, $135,000 in management fees, $16,838 in payroll expenses, $206,514 in professional fees and $7,432 in research and development expenses.

Our total operating expenses during the nine months ended July 31, 2009 consisted of $36,389 in advertising and marketing expenses, $5,321 in amortization of intangible assets, $10,666 in amortization of property and equipment, $297,364 in consulting fees, $751 in foreign exchange loss, $113,298 in general and administrative expenses, $235,500 in management fees, $432 in payroll expenses, $58,841 in professional fees and $304 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The increase in our operating expenses during the nine months ended July 31, 2010 was primarily due to increases in our professional fees, consulting fees, payroll expenses and foreign exchange loss, which were offset to some extent by a decrease in our management fees for the period.

During the nine months ended July 30, 2010 we incurred a net loss of $585,767 (or $0.01 per share), compared to a net loss of $850,055 (or $0.02 per share) during the same period in fiscal 2009.

Liquidity and Capital Resources

As of July 31, 2010 we had $113 in cash, $1,259,795 in total assets, $1,378,839 in total liabilities and a working capital deficit of $1,349,751. As of July 31, 2010 we had an accumulated deficit of $11,670,732.

During the nine months ended July 31, 2010 we spent $132,935 on operating activities, compared to spending of $198,899 on operating activities during the same period in fiscal 2009. The decrease in our expenditures on operating activities during the nine months ended July 31, 2010 was due to a number of changes in our operating assets and liabilities as well as adjustments to reconcile our net loss to net cash used in our operating activities. Notably, we received $64,737 in cash from our accounts receivable during the nine months ended July 31, 2010, compared $0 during the same period in fiscal 2009, and our amounts due to related parties decreased from $243,582 to $159,308. In addition, our accrued interest payable increased substantially during the nine months ended July 31, 2010. From our inception on June 5, 2006 to July 31, 2010 we spent $2,780,344 on operating activities.

During the nine months ended July 31, 2010 we spent $2,897 on investing activities, compared to receiving proceeds of $1,523 from investing activities during the same period in fiscal 2009. From our inception on June 5, 2006 to July 31, 2010 we spent $1,990,417 on operating activities, the bulk of which was in the form of advances for notes receivable ($1,114,182) and the acquisition of intangible assets ($834,487).

During the nine months ended July 31, 2010 we received $116,692 from investing activities, compared to receipts of $79,282 from investing activities during the same period in fiscal 2009. The increase in receipts from investing activities during the nine months ended July 31, 2010 was primarily due to an increase of $81,472 in proceeds from related parties, which was offset to some extent by a decrease in proceeds from the issuance of our common stock. From our inception on June 5, 2006 to July 31, 2010 we received $4,715,881 on investing activities.

For the next 12 months (beginning October 2010), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

Description	Potential Completion Date	Estimated Expenses ($)
General and administrative expenses	12 months	250,000
Research and development	12 months	100,000
Sales and marketing	12 months	200,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,700,000

Based on our planned expenditures, we require additional funds of approximately $1,699,900 (a total of $1,700,000 less our approximately $100 in cash as of July 31, 2010) to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Future Financings

We have not generated significant revenues since inception and are unlikely to generate significant revenues or earnings in the immediate or foreseeable future. We rely upon the sale of our securities and proceeds from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations.

We will require approximately $1,700,000 over the next 12 months to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $1,699,900) from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the nine months ended July 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 29, 2010 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Employees

We do not currently have any employees, but we engage consultants to provide us with legal, accounting, management, marketing, sales and software development services.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the nine months ended July 31, 2010. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device. Intangible assets acquired are initially recognized and measured at cost and are being amortized straight-line over the estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that an asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets and goodwill are reviewed annually.

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

Revenue Recognition

We recognize revenue from the online sale of music in accordance with ASC 605, Revenue Recognition. Revenue consists of the sale of music and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. We enter into contracts that provide access to our music library for a specified period of time. We recognize revenue from these contracts on a straight-line basis over the term of the contract.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended October 31, 2009.

During the three months ended July 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 7, 2010, we settled all actions described below.

On October 30, 2008, the McCann Family Holding Corporation (“McCann”) filed a Statement of Claim in the Alberta Court of Queen’s Bench to initiate a lawsuit against On4 Communications, Inc., the private Arizona company with whom we merged on May 1, 2009. In the Statement of Claim, McCann sought judgment with respect to two promissory notes in the total amount of approximately $350,000 plus interest on both notes at the rate of 13% per annum from October 17, 2008, as well as costs. We executed the first promissory note in the amount of approximately $250,000 in favor of McCann on May 7, 2008, and the second promissory note in the amount of approximately $83,000 in favor of McCann on May 22, 2008. Both notes became due and payable on June 30, 2008.

On August 24, 2009 we filed a Statement of Claim in the Alberta Court of Queen’s Bench to initiate a lawsuit against DataTrail Inc. (“DataTrail”). In the Statement of Claim, we sought the following from DataTrail:

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

●	an interim and permanent injunction preventing DataTrail from dealing in any way with such intellectual property rights;

●	indemnity in respect of any amount we may be ajudged to be liable for in the McCann action; and

●	costs.

We defended the lawsuit on the basis that the funds were not due since they were in fact advanced to and utilized by a company related to McCann, even though we executed the promissory note. On April 27, 2010 we entered in a mutual release and settlement agreement with McCann and DataTrail, and on June 7, 2010 notices were filed in the Alberta Court of Queen’s Bench discontinuing both actions.

Other than as described above, we are not aware of any legal proceedings (i) to which we are a party, (ii) to which any of our subsidiaries is a party, or (iii) of which either our property or the property of any our subsidiaries is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.  Unregistered Sales of Equity Securities

On June 21, 2010 we approved a debt conversion in the amount of $95,023.62 owed to one of our lenders, into 1,900,472 shares of our common stock at a price of $0.05 per share. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Our reliance upon the exemption under Section 4(2) of the Securities Act was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, the manner of the offering and the number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 under the Securities Act. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with this transaction, and no underwriter participated.

On July 28, 2010 we approved two debt conversions in the amounts of $34,000.39 and $1,275 owed to two of our lenders, into 425,004 and 15,937 shares of our common stock, respectively, at a price of $0.08 per share. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act of 1933, as amended. Our reliance upon Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
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