Form 10-K/A
period 2009-10-31
ON4 COMMUNICATIONS INC.
filed 2010-10-04
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

As of October 4, 2010 the registrant’s outstanding common stock consisted of 64,002,490 shares.

ON4 COMMUNICATIONS, INC.

EXPLANATORY NOTE

We are filing this amended Annual Report on Form 10-K/A to update our disclosure to reflect changes to our Board of Directors and management since the filing of our Annual Report on Form 10-K and to include correct certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as incorrect certifications were included as exhibits to our most recent amended Annual Report on Form 10-K/A.

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

On May 1, 2009 we completed the merger with On4 Communications and have incorporated the business of the former On4 Communications, Inc. into our existing business, acquiring all assets and liabilities of On4 Communications by issuing new shares to all former shareholders of On4 Communications on a 1 for 1 basis.

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

On September 14, 2009 we entered into a post merger agreement (the “Post Merger Agreement”) with Penny Green, our former officer and director, Bacchus Filings Inc., a company controlled by Ms. Green, and Bacchus Entertainment Ltd., another company controlled by Ms. Green, to give effect to and amend certain obligations and transactions contemplated by the Merger Agreement.

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

On September 17, 2009, we received a resignation form Penny Green as our President and Chief Executive Officer, effective September 21, 2009. The resignation was not a result of any disagreements with us or any of our operations, policies or practices. Penny Green continued to act as our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director until April 15, 2010.

On September 21, 2009, we appointed Cameron Robb as our President and Chief Executive Officer. Cameron Robb is also our director and the Chairman of our Board of Directors. He has been acting as our director since May 1, 2009.

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

On February 3, 2010 we repaid $75,000 towards debt owed to Penny Green, our former officer and director, and Bacchus Entertainment Ltd., a company controlled and directed by Ms. Green. We made the payment in accordance with the Post Merger Agreement.

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

General

Subsidiaries

As of February 5, 2010, we had three wholly owned subsidiaries. The first, Sound Revolution Recordings Inc., is a company incorporated in British Columbia for the purposes of carrying on business in British Columbia. The second, Charity Tunes Inc, is a company incorporated in Delaware for the purpose of distributing music and other media online.  The third, PetsMobility Inc., is a company incorporated in Delaware for the purposes operating the websites www.petsmo.com and www.Pets911, and developing and marketing the PetsCellTM TX200 and Pets911.

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

●
On April 30, 2009, we issued 35,000,000 shares to Bacchus Entertainment Ltd., a company controlled and directed by our former officer and director, Penny Green. The issuance was effected pursuant to a debt conversion agreement between us and Bacchus Entertainment Ltd., entered into on April 30, 2009 for conversion of $35,000 of the loan owed to the company into shares of our common stock.  The issuance of our shares was made pursuant to exemption from registration in Regulation S of the Securities Act of 1933.

●
On April 30, 2009, we entered into a convertible note agreement with our former officer and director, Penny Green in the sum of $120,000. Interest, calculated at 20% per annum, shall accrue only after seven months have passed since the execution of the convertible note. Amounts due under the note shall be convertible into shares of our common stock at a price of $0.10 per share.

●
On March 12, 2009, we issued 20,000,000 shares to Bacchus Entertainment Ltd., a company controlled and directed by our former officer and director, Penny Green. The issuance was effected pursuant to a debt conversion agreement between us and Bacchus Entertainment Ltd., entered on March 12, 2009 for conversion of $20,000 of the loan owed to the company into shares of our common stock. The issuance of our shares was made pursuant to exemption from registration in Regulation S of the Securities Act of 1933.

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

Changes in Internal Controls

On September 30, 2009, we established an audit committee for the purpose of overseeing our accounting and financial reporting process and audits of our financial statements. Penny Green, our former officer and director, was appointed as a sole member of the audit committee. The audit committee is governed by an audit committee charter, which can be found in Exhibit 99.1 of this form.

During the quarter ended October 31, 2009 there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Cameron Robb	39	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Director

Our current director will serve as such until our next annual shareholder meeting or until his successor is appointed. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Cameron Robb, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Director

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

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

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

Audit Committee

On September 30, 2009, we implemented an audit committee comprised of our former officer and director, Penny Green, in accordance with the requirements of the British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets and National Instrument 52-110 Audit Committees. The audit committee adopted an audit committee charter governing the duties of the audit committee, which is included as an exhibit under Item 15 of this form.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of our Chief Executive Officer and our Chief Financial Officer. None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended October 31, 2009.
Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Robb (1)	2009	120,000	0	0	0	0	0	0	120,000
	2008	120,000	0	0	0	0	0	0	120,000
Penny Green (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Catherine LeBlanc (3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Troy Rice (4)	2009	50,000	0	11,000	0	0	0	0	61,000
	2008	30,000	0	50,000	0	0	0	0	80,000
Robin Ram (5)	2009	25,000	0	0	0	0	0	0	25,000
	2008	63,500	19,600	22,500	10,622	0	0	0	116,222 (6)

(1)	Cameron Robb has served as our President and Chief Executive Officer since September 21, 2009 and our Chief Financial Officer, Principal Accounting Officer and Secretary since April 15, 2010.

(2)
Penny Green served as our President and Chief Executive Officer from June 4, 2001 to March 15, 2004, from June 1, 2005 to March 30, 2007, from September 8, 2008 to September 15, 2008 and again from February 9, 2009 to September 21, 2009.  Ms. Green also served as our Secretary, Treasurer and Director from June 4, 2001 to September 14, 2008, and again from February 9, 2009 to April 15, 2010.  Ms Green has also held the title of our Chief Financial Officer from August 11, 2004 to September 14, 2008, and from February 9, 2009 to April 15, 2010, and our Principal Accounting Officer from February 9, 2009 to April 15, 2010.

(3)
Catherine LeBlanc served as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer from September 15, 2008 to February 9, 2009.  Ms. LeBlanc also served as our Director from September 15, 2008 to August 27, 2010.

(4)	Troy Rice acted as the Chief Financial Officer of On4 Communications from September 5, 2008 to May 1, 2009.

(5)
Mr. Ram was appointed as our Chief Operating Officer and Chief Marketing Officer on June 19, 2006 and December 1, 2006, respectively, which posts he held until March 30, 2007. From March 30, 2007 to September 8, 2008, Mr. Ram served as our President and Chief Executive Officer. Mr. Ram has also served as our Director from June 26, 2006 to September 8, 2008.

(6)
Represents management fees paid to Mr. Ram for his services as our Chief Operating Officer and Chief Marketing Officer and, subsequent to March 30, 2007, for his services as our President and Chief Executive Officer.

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

Compensation Committee Report

Our Chief Executive Officer and Chief Financial Officer reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. He has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Amended Annual Report on Form 10-K/A.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
Common	Cameron Robb (1) 15615 N.71st Street Scottsdale, Arizona USA 85254	15,850,000 (2)	33.29%
Common	Catherine LeBlanc (3) 7 Vancouver Street, Suite 207 Barrie, Ontario Canada L4M 4M1	0	0%
Common	Penny Green (4) 1820- 925 West Georgia Street Vancouver, British Columbia Canada V6C 3L2	2,414,035 (5)	5.07%
	All Executive Officers and Directors as a Group	18,264,035	38.33%
5% BENEFICIAL OWNERS
Common	On4 Communications, Inc.(6)	15,850,000	33.29%
Common	Bacchus Entertainment Ltd.(6)	2,414,035	5.07%
	All 5% Beneficial Owners	18,264,035	38.33%

(1)	Cameron Robb is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director.

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

(3)	Catherine LeBlanc is our former Director.

(4)	Penny Green is our former officer and Director.

(5)	Includes 2,414,035 shares of our common stock held by Bacchus Entertainment Ltd., a company over which Ms. Green exercises voting and dispositive control.

(6)	Calculated based on issued and outstanding shares of 47,651,046 as of February 5, 2010.

Changes in Control

On February 3, 2010, pursuant to the Post Merger Agreement, Penny Green, our former officer and director, and Bacchus Entertainment Ltd., a company controlled by her, cancelled a total of 52,223,931 shares of our common stock. As a result of the cancellation of shares, a change of control occurred, whereupon Ms. Green ceased to be the beneficial owner of the majority of issued and outstanding shares of our common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

At October 31, 2009, we owed $127,409 to Cameron Robb, our officer and Director, for his consulting services. This amount is unsecured, non-interest bearing, and due on demand. We also owed $67,065.03 to Mr. Robb for advances of operating funds and services provided. The loan is unsecured and accrues interest at 10% per annum, the total amount of the loan being due on January 31, 2010. As at October 31, 2009, we have recorded accrued interest of $13,212.22.

At October 31, 2009, we owed $332,308 to Penny Green, our former officer and Director. Our subsidiary, Charity Tunes owes Ms Green $32,404. All amounts was unsecured, non-interest bearing, and was due on demand.

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

On April 7, 2009, we (then Sound Revolution Inc.) entered into the Merger Agreement with On4 Communications, Inc., an Arizona corporation, to effect a merger of the two companies by a share exchange on one-for-one basis. Pursuant to the Merger Agreement, as a condition precedent, we entered into a debt conversion agreement and a convertible note agreement with Penny Green, as described further in paragraphs below. We further transferred all of our assets and debts, other then the amounts owing to Ms. Green and Bacchus Entertainment Ltd., to our wholly owned subsidiary, Charity Tunes Inc. We undertook to raise a minimum of US$150,000 through direct offering of our units, comprising of one common share and one half warrant, upon the Merger closing. The raised funds were to be used to repay the outstanding loans owed to Ms. Green or companies controlled by her.

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

On September 14, 2009, we entered into the Post Merger Agreement with Penny Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc, dated September 14, 2009 which replaced the loan repayment and share cancellation obligations for Ms. Green and her affiliated companies pursuant to the Merger Agreement. Pursuant to the terms of the Post Merger Agreement, once we paid a minimum of $75,000 to Ms. Green or Bacchus Entertainment Ltd. towards the debt of $450,000 owed them, the would cancel 52,223,931 shares of our common stock and no further cancellations would be due.  Further, Bacchus Filings Inc. and Ms. Green agreed to relinquish all rights they had to acquire Charity Tunes. If Charity Tunes does not generate at least $500,000 in revenue by June 30, 2010, then Bacchus Entertainment and Ms. Green also agreed to forgive, release or forever discharge us from paying all monies owed by us to Bacchus Entertainment or Ms. Green as of September 14, 2009.  On February 3, 2010, we paid $75,000 to Penny Green and 52,223,931 shares were cancelled.

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
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ON4 COMMUNICATIONS, INC.

Date: October 4, 2010	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Robb	President, Chief Executive Officer,	October 4, 2010
Cameron Robb	Chief Financial Officer, Principal Accounting Officer, Secretary, Director