Form 10-Q/A
period 2010-01-31
ON4 COMMUNICATIONS INC.
filed 2010-10-04
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

We are filing this amended Quarterly Report on Form 10-Q/A to update our disclosure to reflect changes to our Board of Directors and management since the filing of our Quarterly Report on Form 10-Q and to include correct certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as incorrect certifications were included as exhibits to our most recent amended Quarterly Report on Form 10-Q/A.

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

On March 12, 2009, we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006, that was subsequently amended on April 7, 2009 (the “Merger Agreement”). On May 1, 2009, we completed the merger, with us as the surviving entity. As a result, we had three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On February 3, 2010, we repaid $75,000 towards debt owed to Penny Green, our former officer and director, and Bacchus Entertainment Ltd., a company controlled and directed by Ms. Green. We made the payment in accordance with a post merger agreement (the “Post Merger Agreement”), among us, Ms. Green, Bacchus Entertainment Ltd. and Bacchus Filings Inc., dated September 14, 2009.

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

Date: October 4, 2010	On4 Communications, Inc.

	By:	/s/ Cameron Robb
Cameron Robb
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Director