Form 10-K
period 2010-10-31
ON4 COMMUNICATIONS INC.
filed 2011-03-18
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of April 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of such date, was $8,596,714.34.

As of March 18, 2011 the registrant’s outstanding common stock consisted of 66,602,490 shares.

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

As used in this annual report, the terms "we", "us" and "our" mean On4 Communications, Inc., unless otherwise indicated.

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Corporate History

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. Our fiscal year end is October 31. Our address is 16413 N. 91 Street, C 100, Scottsdale, AZ 85260. Our telephone number is (480) 619-5510.

On March 12, 2009, we entered into a merger agreement with On4 Communications Inc., a private Arizona company incorporated on June 5, 2006 (“On4”). We subsequently amended this agreement on April 7, 2009, and on May 1, 2009 we completed the merger with On4, with us as the surviving entity. Upon the completion of the merger, we had three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online (“Charity Tunes”); (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia (“SRR”); and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business (“PetsMobility”).

On April 29, 2010 we sold our interest in PetsMobility, excluding certain specific assets, to On4 Communications Inc., a private Canadian company and our shareholder (“On4 Canada”) pursuant to an asset purchase agreement in exchange for On4 Canada returning 2,000,000 shares of our common stock to our treasury for cancellation. On October 29, 2010 we amended the asset purchase agreement to clarify certain terms of the purchase and sale. A copy of the amendment is attached as Exhibit 10.8 to this annual report. As a result, we currently have two wholly-owned subsidiaries.

We are a development stage company, providing wireless communications services to telecommunication companies, consumers and businesses. Our platform comprises global positioning system (“GPS”) device management, location-based services (“LBS”) capabilities, and the broadcasting of proprietary and non-proprietary content. LBS is a term used to describe the delivery of information and entertainment content to consumers with mobile devices based on the geographical position of the mobile device. We intend to deliver LBS via two-way communication tracking devices with applications that are able to track people, pets, assets and inventory. Our solution platform integrates various location-aware devises, such as GPS receivers, and transmits data to a range of devices, including Web browsers, instant messengers, short message service/mail, and mobile phones.

Business Development

We have not generated significant revenues from our business activities, although we have signed contracts for the generation of over $200,000 in revenues through Charity Tunes since our inception. As at October 31, 2010, we had a working capital deficit of $1,550,109 and an accumulated deficit of $13,493,801 since our inception. Furthermore, during the year ended October 31, 2010, we recorded sales revenue of $204,120 but incurred an operating loss of $2,514,468.

Over the past year we have worked to focus our business on our core competency of providing services to the LBS marketplace. We have engaged a number of strategic vendors who already posses the prerequisite resources to support and distribute the required services to other LBS customers. In the past year, we have signed a licensing agreement with Smith & Wesson Corp. to provide a Smith & Wesson-branded solution to the LBS industry. In addition, we are also working very closely with TeleNav, Inc. to provide tracking services to both the consumer and enterprise markets. We have continued to develop our own proprietary patent pending devices but have also gone out to source existing CDMA and GSM devices.

Our Products and Services

Charitytunes.com

Through our wholly owned subsidiary Charity Tunes, we have developed a website, www.charitytunes.com, through which we sell digital music downloads over the Internet.  This website allows customers to choose from a selection of charities with whom we have partnered and who receive a percentage of the purchase price of each downloaded song.

Distribution Methods

Charity Tunes distributes our digital music through an online electronic content delivery and management platform developed by us. We own the copyright in the delivery and management platform, which also incorporates customary third party software, such as Microsoft’s Windows Media Digital Rights Management, which protects and securely delivers content for playback on computers, portable devices and network devices. Our delivery and management platform has the capacity to handle millions of products, as well as to collect, organize and report information for accounting, marketing and promotional purposes. Key features of the platform include:

●	a web service application programming interface to facilitate the seamless integration of songs with third party web sites;

●	gift functionality;

●	the capacity to track affiliate royalty payments on a per-product basis;

●	automated sales reports to track of affiliate commissions;

●	logins for charities and record labels (or other content owners) to track hits, views, preview plays, sales, royalties and donations;

●	automated generation of various “top 10” style lists for songs or other products;

●	capacity to sell digital content by individual song unit, by album;,or in pre-set packages (in development)

●	embedded Flash music player allowing users to preview songs without an external player;

●	scalable capacity to accommodate millions of products, charities and other affiliates;

●	automated content updates and user-friendly content management system;

●	customizable search features linked to a content management database (available with or without content); and

●	customizable support for co-branding, localized and white-labeled sites with a shared product database.

Competition

We currently possess a very small share of the retail market for distributing music online in electronic format. Our online music business faces competition from traditional retail music distributors such as Virgin Megastores, as well as other online retailers such as Amazon.com, who sell music in physical formats such as compact disc, digital video disc, Blu-ray disc and, to a lesser extent, vinyl records. These retailers may include regional, national and international music chains with physical stores; deep-discount retailers; mass merchandisers; consumer electronics outlets; mail order record clubs; small independent operators; and online-based music distributors of compact discs, digital video discs and other physical music media.  Many of these competitors have greater financial and other resources than we do. To the extent that consumers choose to purchase media in traditional, non-electronic formats, our potential sales and profits will be reduced.

Our main online music services competitor is Apple Inc.’s iTunes Music Store. We compete for revenues with a wide range of companies who offer user downloads, including broadband Internet service providers such as Yahoo! and MSN, as well as Internet retailers such as Amazon.com, Bestbuy.com, Barnes & Noble, Virgin and Walmart.com. Finally, we also compete with internet file sharing services where music may be downloaded free of charge, often in contravention of applicable copyright laws.

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

New Products and Services

Wireless Communications and Location-Based Services and Products

On May 1, 2009, we merged with On4 and adopted its business. As a result, we now carry on business in the field of wireless communications, offering a suite of complimentary services to telecommunications companies, consumers and businesses. Our platform is comprised of three core components: GPS device management, LBS capabilities and the broadcasting of proprietary and non-proprietary content.

With these three core components, we are capable of delivering comprehensive wireless solutions that can be tailored to address a wide range of markets. Our solution platform integrates a range of location-aware devices such as GPS receivers, and transmits data to a range of devices (e.g. web browsers, instant message services/email and cell phones). Based on our core LBS platform, we intend to develop various wireless services that deliver dynamic, personalized location-driven information to subscribers. To date, our wireless communications operation has been focused on the development of a two-way waterproof speakerphone GPS assisted tracking device.

We have established domestic and international relationships with Original Equipment Manufacturers (OEMs), carriers and other industry leading companies in the LBS market space which will assist us in entering our targeted market segments. Our patent-pending hardware, combined with the integrated suite of products in concert with our strategic partnerships will help us in facilitating the co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media, and will align our sales and marketing efforts with established sales channels.

A.  LBS Industry Overview

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

By employing GPS and existing land-based cellular infrastructure, wireless carriers are able to provide location information and related entertainment services to end users through a variety of wireless mobile devices. As a result, consumers now have access a variety of personalized location services ranging from basic self-positioning functions to locating nearby business, services and amenities.

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

The International Telecommunications Union estimated that as of December 2007, there were 255 million wireless subscribers in the U.S, and the market for wireless data services exceeded $23 billion.  Our management believes that this profound acceptance of wireless products by the public has generated unprecedented opportunities for manufacturers and retailers to influence consumers on a consistent basis. The future of the wireless location-based-services market will be one where the importance of pure location-driven service will become secondary, in as much as the location-based-services platform will be the basis upon which valuable data and information will be delivered to the end user or consumer.

B.  Neutral Architecture

With the LBS industry rapidly evolving in terms of technology, we believe that the only way for a service provider to be successful is by embracing this diverse environment rather than attempting to pick an individual winning technology or single carrier. This neutral or “agnostic” approach to technology requires the functional system to be an order of magnitude more intelligent than a system where a single choice is made. However, once architected and constructed property, the system can evolve gracefully because it was designed to do so accordingly. New devices, network connections and application technology can be integrated with a minimal amount of effort, speeding the time-to-market for new innovative products and services. This approach has been specified to all infrastructure partners with whom we are working.

C.  Buy vs. Build

Our approach to building our solution will be a thorough buy vs. build analysis on every component. When a class of components has become an industry commodity, there is no need or advantage to re-designing it. When a component is not a commodity, is highly strategic to own and is cost-effective to build, we intend to develop and operate such a proprietary component. Using this approach we intend to leverage outsourced vendors for the bulk of our infrastructure needs and focus our internal resources on marketing, sales and distribution.

We have engaged a number of strategic vendors who already posses, support and distribute the required services to other LBS providers. Some of the vendors we have engaged include: Qualcomm Chipset Division, Qualcomm QES, WaveMarket, DataTrail Inc., Networks In Motion (NIM), Aria Systems and OpenSource Inc., to name a few. One strategic relationship that will be extremely critical and valuable to us will be with Qualcomm. In this relationship, we have been identified as a launch partner for its new InGeo device technology. The InGeo reference design represents the latest generation of devices that provide a complete tracking solution for non-cell phone personal location devices and services, enabling enhanced GPS performance, improved battery management and lower device costs. In addition, we are working with Qualcomm and a Qualcomm certified contract manufacturer to build a custom version of the InGeo device that is waterproof and robust enough for the pet market and other environmentally challenging markets.

D.  Principal Products/Services

We intend to offer next generation location-based products and services with a unique business model encompassing media content distribution, which ultimately would deliver an end-to-end consumer and enterprise solution to a rapidly growing location-based services market by the first quarter of 2009. Our multimedia content development and aggregation system will deliver voice, video and data over most standards of both wired and wireless networks worldwide. Our innovative patent pending device and proprietary content, PetsCell, is a dynamic, software controlled wireless device and community-based web portal built to disseminate a full line of products and services.

E.  PetsCell

We have developed a remotely-controlled waterproof mobile communication device, comprised of the following:

●	a two way waterproof speaker/microphone;

●	an incoming number protection;

●	one button call back;

●	a global positioning device component;

●	a detachable faceplate for use in multiple verticals;

●	three programmable buttons; and

●	programmable indicator lights.

The objective of the design was to create a product that would have uses in multiple consumer and enterprise verticals, and to avoid the need for different hardware and circuit boards. We decided to design one unit which could be used in a number of conditions and applications and would share the same basic platform architecture.

The device has been specifically designed to enable it to be used in numerous defined verticals, such as child safety, parental supervision, personal protection, Alzheimer patients, law enforcement, animal tracking identification and property assets tracking markets. The PetsCell, model TX200, has not yet been sold into the market place. It has been approved by the Federal Communications Commission (FCC) and has “Safe for Network Certification” status on both the TELUS and Sprint wireless networks.

F.  Location-Based Services Platform

Our platform allows our partners to tailor the functionality of the embedded applications to suit the unique requirements of their target markets. A web-based platform is very easy to adapt to unique market requirements. It is possible to use “as-is” or to employ components of the total solution to provide customized solutions. The LBS platform is highly configurable and scalable with an in-house mapping engine. Software installation is not required on the user’s machines as all that is required is a standard web browser to access the application.

G.  Manufacturing

Our manufacturing partners have established relationships with code division multiple access (CDMA) and global system for mobile communications (GSM) wireless carriers both in North America and abroad. We have chosen to focus on the CDMA wireless carriers for the superiority of their digital networks (coverage and the technical capabilities) and the Qualcomm GPS CDMA technology.

Markets

We anticipate that the future of the wireless LBS market will be one where the importance of pure "locates" will become secondary in importance, inasmuch as the LBS platform will serve as the basis upon which usable data and information will be delivered to the end user or consumer-specific segment. A 2008 research study by ABI Research identified that the top 5 largest LBS segments both in 2006 and in 2013 will be personal navigation, enterprise, family tracker, information (points of interest) and friend finder. Personal navigation services are projected to reach 82 million worldwide subscribers, with information services projected to reach 48 million worldwide subscribers. Enterprise and personal navigation are projected to be the highest revenue generating sectors, with the enterprise segment projected to reach sales of $6.5 billion annually and the personal navigation segment $4.3 billion annually.

LBS Market Enabling Developments

Over the past three years, significant market enabling developments have occurred, including the following:

1.
The arrival of highly accurate, reliable, cost-effective tracking devices that have achieved critical battery life and form factor (size & weight) thresholds. In addition, due to the physical size and performance of the devices, they are now being produced by a growing number of manufacturers both small and large. It has also become a priority for wireless carriers to certify these devices for the rapidly growing LBS and Telematic marketplaces.

2.
Wireless carriers are now providing lower cost data-only plans. A major change in carrier pricing has occurred as they acknowledge the significance and future revenue importance of data-only devices in the LBS and integrated telecommunications and computer/information system markets. This is a result of next generation digital networks that improve the network capacity for data.

3.
The acceptance by Fortune 1000 companies of Internet-based, third party-hosted corporate solutions. Whether contracting out payroll, sales force management or asset management, large corporations are accepting this as a standard and necessary competitive practice.

4.
Overall solution cost of ownership reductions due to the combined impact of the above market drivers have made LBS solutions available to a wider market. LBS solutions provide asset security and improved logistics that now demonstrate a much more tangible return on investment.

5.	LBS technologies are able to support security-based applications for government, corporate and personal markets.

6.	Growing consumer awareness and demand for LBS solutions.

7.
With the above market drivers in place and consistent technology, performance and economic improvements as per standard technology and market evolution, it can be definitively stated that the true commercial age of wireless LBS has arrived.

Key Market Drivers

There are a number of key factors dictating the deployment, acceptance and use of LBS technologies by both the consumer and enterprise segments. The key market drivers are privacy protection, social, government, technology and economic.

1.	Privacy Protection

Privacy-based issues, or security- and privacy-based issues, are one major impediment in preventing widespread use and/or acceptance of LBS-enabled products. From both a consumer and LBS provider's perspective, the critical issues facing the LBS market revolve around security and privacy. Consumers currently consider location information to be highly sensitive, and are very wary of “Big Brother” or “Orwellian” products initiated by large corporations. Successfully addressing the privacy concerns of consumers will allow for accelerated growth and market acceptance.

2.	Social

Technology often runs well ahead of consumer acceptance. As more widespread penetration of LBS information into mainstream use occurs, familiarity with LBS will increase. Services such as Google maps all work toward alleviating consumer anxiety as there is an ever-increasing visibility of LBS information in everyday life through news programs.

3.	Government

The increasing willingness of governments to mandate the use of and public supply of LBS information is a key driver of mobile LBS. Mobile operators are increasingly required to comply with legal regulations to provide caller location information to emergency services. This has been particularly the case in the U.S., Europe and Japan. Government sites, web portals, etc. have to some extent paved the way for more innovative (mobile) LBS globally.

4.	Technology

Prior to any product gaining widespread acceptance, the design and engineering underlying it must produce a cost effective, easy to use device/solution for end-users. Just as internet usage dramatically increased once the 56K download speed was surpassed, so too, is it with mobile LBS. Broadband can now support many more LBS applications. Initial consumer acceptance of early renditions of LBS-enabled products and services was hindered by the unsophisticated nature of the product offering; specifically, cost of service and the limited performance of the devices.

In general, there has been a vast improvement in mobile technology such as longer battery life, accompanied by larger screens, color graphics and the overall maturation of geo-spatial technology and delivery platforms. As mobile technology continues to improve, the demand and uptake by consumers will increase.

5.	Economic

The variety of LBS-enabled devices and customer market specific solutions, in conjunction with new carrier data services, are driving the LBS market. Carriers are endeavoring to increase the subscribed units in service and LBS applications are an ideal way to achieve this objective.

LBS applications cover nearly every attractive wireless demographic market, including parents, teenagers, singles, college students, online communities, business executives and entrepreneurs. This also includes businesses that significantly depend on mobile voice and/or data communications to operate their business, such as companies with significant field employee organizations, and businesses dependent on knowing the location of their assets at any moment, such as interstate highway trucking.

Consumer Segment

The key driver of mobile wireless applications and LBS-enabled products is the ever-increasing number of cell phones in the marketplace. On a global basis, all GPS handsets manufactured since 2005 include full LBS capability, and as a consequence, global shipments of GPS handsets are projected to increase from an estimated 198 million units annually in 2007 to over 618 million units annually in 2013 (ABI Research, 2008). The cumulative total of GPS-enabled handsets shipped during this 2007 to 2013 period will exceed 3 billion units.

There are four basic reasons consumers are increasingly purchasing wireless phones:

●	wireless prices continue to decline;

●	the number of minutes in landline service plans continues to increase;

●	wireless carriers are bundling large increments of evening, weekend, local and long distance calling into consumer calling plans at little to no additional cost; and

●	wireless carriers continue to improve their available geographic coverage with network build-outs.

With mobile carriers creating innovative pricing packages to drive demand in the wireless consumer and enterprise segments, the end result is that wireless subscribers and wireless usage in general will continue to increase. Traditional landline subscribers are migrating to cell phones in increasing numbers, thereby increasing the number of cell phones in the market place.

In addition to the increasing number of overall mobile subscribers, there is also a trend towards an increase in the number of minutes used per wireless subscriber on a year-over-year basis. The Cellular Telecommunications and Internet Association (CTIA), which is the international association for the wireless industry, reported that mobile data usage, such as text and multimedia messaging, mobile web and downloads, have increased substantially since 1995.

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

Shipments for portable devices with LBS capabilities have also increased in recent years. Total global shipments of mobile GPS navigation devices in 2007 were up 132% from 2006. Navigational assistance was the first LBS segment to gain widespread market acceptance and have high commercial uptake. With the success of navigational assistance, other LBS segments are expected to follow a similar market acceptance trend.

Consumer friendly devices enabled for LBS that are integrated with stable, accurate, broadly implemented handset-based (e.g. assisted GPS) location technologies will facilitate a strategic trend towards client-based mobile applications. Improvements to network-based infrastructures have greatly enhanced network transmission capabilities for data exchange and this has led to an increase in mobile subscribers over the last 4-5 years.

Enterprise Segment

Current versions of location-enabled applications are giving managers the ability to track time spent on jobs, to dispatch based on location, and to generate a range of reports that include location information. The readily identifiable business value is coming from applications targeted at improving employee productivity, eliminating paper-based data collection and associated errors and delays, and increasing the utilization of assets while decreasing service response times.

The wireless and LBS markets already have what they need from an infrastructure perspective to be successful in terms of widespread usage and acceptance of the products and services from both a consumer and enterprise perspective. The regulatory environment is at worst neutral for LBS services, and in fact can be seen as very positive in some areas such as regulation concerning security services related to lone-workers.

Market Growth

The composition of usage both in wireline and wireless markets will continue to shift towards greater acceptance by consumers for data/infotainment to be delivered to their handsets. The widespread cultural acceptance of wireless communication will result in a robust environment for wireless and LBS opportunities for the foreseeable future, in both the consumer and enterprise segments. Industry statistics corroborate analysts’ projections for increased cell phone usage well beyond 2010.

Marketing Plans and Strategies

Target Markets

While the design, robustness and underlying technology for PetsCell enables our LBS platform to be used in almost all identifiable verticals, from an operational and strategic point of view it is unlikely that we would be able to successfully roll out the application in numerous verticals simultaneously. We have segmented the potential applications of the technology into an enterprise segment and a consumer segment, each of which is then divided into sub-segments.

Enterprise Segment

Industry: Maintenance, Transportation, Delivery, Security, Investigation, Event

Government: Police, Medical, Education, Military, Search & Rescue

Business breakdown by employment in specific industries (from the U.S. Bureau of Labor Statistics):

●	2.4 million people are employed in agriculture, forestry, fishing, hunting and mining;

●	9.1 million people are employed in construction;

●	17 million people are employed in manufacturing;

●	6.8 million people are employed in transportation, warehousing and utilities; and

●	12.4 million people are employed in professional, scientific, management, administrative and waste management services.

These include fleet management/dispatch, workforce and sales force management and a variety of public sector location applications.

Consumer Segment

Personal Assets: Auto, Recreational Vehicles, All Terrain Vehicles, Marine (personal water craft), Security, Kids/Teens, Pets

Current studies all support the notion that one of the underlying primary drivers for the demand for LBS is safety. Consumers view wireless LBS as a means of alleviating concerns about safety either at home or away. It is estimated that on a national basis parents or primary care givers will on average contact law enforcement authorities over 2,100 times per day regarding the disappearance of a missing child (Missing Child World Press, 2008).

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

Though the market potential for kid/teen monitoring is substantial, we believe that there will be a significant push back from parent organizations as well as resistance from kids/teens in general to be tracked 24/7. Most of the concerns will revolve around privacy issues. However, if properly implemented in specific situations, child tracking would alleviate many of the privacy issues and still be acceptable from a business perspective. We have the potential to sell tracking units and services for over 60,492,447 children under the age of 14.

Another potentially lucrative market segment is the pet segment. The pet industry is massive and continues to show substantial year-over-year growth. In 1994, spending in the pet industry in the U.S. alone was $17 billion. By 2007, the figure was $41.2 billion and is expected to exceed $43 billion in 2008. To place the magnitude of this dollar amount into perspective, in 2003 consumers in the U.S. spent $20 billion on toys, $24 billion on candy and $32 billion on pet related products (American Pet Products Manufacturers Association).

The medical market is another vertical which we plan to enter. Our devices are ideally suited for this segment. As an example of the revenue potential in the medical market, there are an estimated 5.2 million people in the United States afflicted with Alzheimer’s (Alzheimer’s Association, Alzheimer’s Fact and Figures 2008). Of note, the median family income for this segment is greater than $51,000 per annum.

Target Market Strategy

For any company in an emerging market, the key is to build product and brand awareness and to gain market share as quickly as possible. We plan to sell our device through joint venture partnerships and original equipment manufacturers into both consumer and enterprise verticals where the device is applicable.

Distribution

We intend to sell our products domestically through direct and indirect sales channels and specialty markets. Our initial sales and distribution strategy is to establish product awareness and build volume through a distribution strategy comprised of a combination of direct and indirect channels. Ongoing inquiries from consumers interested in purchasing our products directly from the U.S. and traffic to our website provide strong evidence of the underlying consumer interest in acquiring our product. We believe a concerted Internet-based marketing effort will work in harmony with traditional brick-and-mortar sales channels to produce a cost-effective way of establishing our products in the market. Direct-to-consumer distribution channels include e-commerce, telesales, partner programs and possibly our own kiosks located in high traffic retail locations.

Retail Sales Channels

To achieve our volume and awareness goals, our sales efforts are focused on gaining distribution through national consumer stores and various security companies, as well as regional and local retailers. We intend to distribute the PetsCell through strategic partners focused on the pet industry. To date, we have received significant interest from most of the major nationally recognized pet retailers including Pet Smart and Pet Mod. We also plan to look to big-box retail stores such as Best Buy, Circuit City, RadioShack, Staples, Wal-Mart and Target as potential sales channels.

Additional Sales Channels and Direct to Enterprise

To build market share and profitability, we plan to augment our sales efforts through additional channels, including OEM, government and business-to-business channels. We believe these broad distribution channels, along with the retail and the direct-to-consumer channels, will create opportunities for us to pursue a diverse range of consumers throughout the United States and abroad.

Order Fulfillment and Provisioning

Order fulfillment is a critical component of the sales and distribution process. We intend to outsource the order fulfillment for PetsCell. The key components of order fulfillment are as follows:

●	inventory management;

●	order management (accepting and processing sales orders that originate from designated sales channels);

●	warehouse management;

●	distribution management; and

●	returns and repair management.

We plan to outsource device provisioning to either our manufacturing partner or to a third party that specializes in the provisioning of mobile wireless handsets.

Channel Market to OEM’s

We will focus our efforts to partner with Original Equipment Manufacturers of nationwide cellular providers and computer manufacturers, emphasizing our products’ potential as an additional source of revenue for them, both at the front end for product sales, and in the case of cellular providers, with recurring monthly revenues. This should make our product a desirable addition to their product lines. By solidifying these partnership agreements, we also plan to enable cross-marketing to consumers through the efforts of the OEM’s advertising and sales forces, thereby increasing our nationwide sales capability. We believe that once partnered with these companies, our channel market partners (resellers) will advertise our devices and services as new products in their traditional outlets, primarily via print advertising and in-house point of sale material, in order to increase mutual sales and brand awareness, thus benefiting both us and them.

Business Market

We plan to market PetsCell to businesses through traditional sales efforts, such as advertising in trade publications and establishing a presence at select trade shows geared towards businesses in our industry segment. For any larger companies that we target, we will offer free use of a limited number of our products for a limited time to establish their impact in controlling costs of outside fleets and personnel, in order to penetrate and gain market share in this segment. We believe once senior management of these businesses feel more confident of the whereabouts of their outside concerns (personnel and vehicles, deliveries, packages, equipment, etc.) they will understand that they can, in essence, manage their outside logistics from the comfort of their office more efficiently than through traditional methods.

The success of our corporate strategy is predicated on our ability to either develop and launch our own proprietary products, or to work in conjunction with existing telecommunications carriers and retail manufacturers on a partnership or joint venture basis. We will look to a royalty share revenue model in these instances to facilitate this deployment of pet-related communication products and services.

Future Developments

As the product development cycle for technology products can take several years, it is imperative we initiate new products well before existing products become obsolescent. We have already begun to plan a second-generation product. Working closely with a major U.S. chip manufacturer, this new product is technologically superior to the first generation PetsCell.

Intellectual Property

We own the copyright in the content of the websites www.soundrevolution.net, www.charitytunes.com and www.on4communications.com.  We also own all the copyright and common law trademark rights in our logos for Charity Tunes and On4.

We also own the intellectual property described in the following patent applications:

●	2475823 titled “pet communication system”, filed in Canada on July 16, 2004 and laid open for public inspection on January 16, 2006 (abandoned);

●	PCT/CA2005/001122 titled “mobile communication system and device”, filed under the Patent Cooperation Treaty on July 18, 2005 claiming priority to Canadian patent application 2475823; and

●	EP20050767052 titled “mobile communication system and device”, filed in the European Union claiming priority to the PCT application (national phase entry on May 25, 2007).

However, there can be no assurances that we will obtain any intellectual property protection as a result of these applications or that any of these applications will be granted by the applicable intellectual property office. No patent applications have yet been granted so we do not currently have any patent protection for our products.

Government Regulations

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. In addition to recent laws enacted by the United States Congress regulating children’s privacy, copyrights and taxation, we are and will continue to be subject to rules and regulations around the world which affect the business of the Internet. Also, because we carry on business in Canada, we are subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations. In addition, the European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce will prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies.

Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, website content regulation and sales and use tax. For example, changes in copyright laws could require us to change the manner in which we conduct business or increase our costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations may affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change the way in which we do business.

We will also be subject to laws and regulations related to the telecommunications industry. This industry is highly regulated, and the regulatory environment in which we intend to operate is subject to change. In accordance with Federal Communication Commission (“FCC”) rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. If we sell our anticipated products in Europe, we will be required to comply with relevant directives of the European Commission. A delay in receiving required certifications for our new products or enhancements to our products, or a loss of certification for our intended products, may adversely affect our business.

Employees and Consultants

As of March 18, 2011, we employed consultants in the area of management, sales, marketing, accounting, product and business development and legal services.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal office is located at 16413 N. 91 Street, C 100, Scottsdale, AZ 85260. We also have an operations office in Phoenix, Arizona, and an operations and product development facility in Richmond, British Columbia. Both of these facilities are leased to us at no cost by our shareholders.

Item 3.  Legal Proceedings

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

Item 4. (Removed and Reserved)

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

Our common stock became eligible for quotation on the OTC Bulletin Board on June 23, 2005. The following table shows for the periods presented the high and low bid quotations for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
October 31, 2010	0.08	0.02
July 31, 2010	0.23	0.045
April 30, 2010	0.42	0.10
January 31, 2010	0.62	0.20
October 31, 2009	0.71	0.21
July 31, 2009	0.30	0.11
April 30, 2009	0.11	0.11
January 31, 2009	0.11	0.10

Holders

As of March 18, 2011, there were approximately 80 holders of record of our common stock. Many holders also hold our common stock in street name.

Dividends

Historically, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Director.

Equity Compensation Plans

As March 18, 2011, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

On October 5, 2010 we issued 600,000 shares of our common stock at a deemed price of $0.025 per share to one U.S. investor pursuant to a contract for service. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Our reliance upon the exemption under Section 4(2) was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to size, manner and number of investors involved in the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares were restricted pursuant to Rule 144 under the Securities Act. This restriction ensures that the shares will not be immediately redistributed into the market and therefore not be part of a "public offering". The investor negotiated the terms of the transaction directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with this transaction, and no underwriter participated.

Other than as described above, during the fiscal year ended October 31, 2010 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Use of Proceeds from Sale of Registered Securities

We did not receive any proceeds from the sale of registered securities during the fiscal year ended October 31, 2010.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended October 31, 2010, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

During the year ended October 31, 2010 we generated revenues from music downloads of $204,120 at a cost of sales of $93,881, for a gross margin of $110,239. During the year ended October 31, 2009 we generated nominal revenues of $18,746 at a cost of sales of $3,349, for a gross margin of $15,397. From our inception on June 4, 2001 to October 31, 2010 we generated revenues of $222,866 at a cost of sales of $97,230, for a gross margin of $125,636.

Expenses

During the fiscal year ended October 31, 2010, we incurred total expenses of $2,624,707, including $1,223,709 in impairment of goodwill, $744,582 in consulting fees, $225,000 in management fees, $117,923 in general and administrative expenses, $245,361 in professional fees, $34,493 in foreign exchange loss and $10,648 in advertising and marketing expenses.

During the fiscal year ended October 31, 2009, we incurred total operating expenses of $5,307,164, including $2,050,401 in impairment of goodwill, $2,115,000 in impairment of intangible assets, $478,999 in consulting fees, $284,096 in management fees, $158,141 in general and administrative expenses, $104,702 in professional fees, $41,426 in foreign exchange loss and $54,687 in advertising and marketing expenses.

From our inception on June 5, 2006 to October 31, 2010 we incurred operating total expenses of $11,369,380, including $3,274,110 in impairment of goodwill, $2,219,724 in impairment of intangible assets, $2,148,737 in consulting fees, $1,162,596 in management fees, $1,068,214 in general and administrative expenses, $648,131 in professional fees, $318,360 in research and development, $254,200 in foreign exchange loss and $191,480 in advertising and marketing expenses.

Our general and administrative expenses include fees for telephone service, courier service, postage, office supplies, banking and website, server and software maintenance.

Net Loss

During the fiscal year ended October 31, 2010 we incurred a net loss of $2,408,836 compared to a net loss of $5,420,719 during the year ended October 31, 2009. Our net loss per share from continuing operations during these periods was $0.03 and $0.14, respectively.  From our inception on June 4, 2001 to October 31, 2010 we incurred a net loss of $13,410,329.  Our net loss was mostly funded by a combination of private placements and shareholder loans.

Liquidity and Capital Resources

As of October 31, 2010 we had $7,558 in cash, $11,152 in total assets, $1,557,667 in total liabilities and working capital deficit of $1,550,109. This compares to $473 in cash, $1,342,613 in total assets, $3,085,611 in total liabilities and a working capital deficit of $2,981,663 for the fiscal year ended October 31, 2009.

As of October 31, 2010 we had an accumulated deficit of $13,493,801, an increase of $2,408,836 from our accumulated deficit of $11,084,965 as of October 31, 2009.

From our inception on June 5, 2006 to October 31, 2010 we spent $2,655,299 on operating activities, including $126,068 during the year ended October 31, 2010 and $269,322 during our prior fiscal year. Our spending improvement on operating activities is mainly attributable to a marked decrease in our net loss for the period and an increase in our accrued interest payable balance due to lack of sufficient cash flow to repay our obligations.

From our inception on June 5, 2006 to October 31, 2010 we received $3,936,903 from financing activities, including $117,401 during the year ended October 31, 2010 and $79,282 during our prior fiscal year. The increase in our receipts from financing activities was primarily the result of proceeds from related parties of $41,692 and notes payable of $75,000, as offset by a decrease in our proceeds from the issuance of our common stock of $132,282.

From our inception on June 5, 2006 to October 31, 2010 we spent $1,328,908 on investing activities, including $182,687 on the acquisition of intangible assets and $1,114,182 on advances for a note receivable that we ultimately wrote off. During the year ended October 31, 2010 we spent $2,897 on investing activities related to the purchase of equipment, whereas we received $1,523 from investing activities during our prior fiscal year, all of which was cash proceeds related to the merger transaction.

We do not anticipate any significant changes in our level of activity. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any significant revenues during the next year.

Our planned operation and exploration expenditures over the next 12 months (beginning March 2011) are summarized as follows:

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

Based on our planned expenditures, we require additional funds of approximately $1,700,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will be forced to proceed with an alternative or scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements or a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through our capital-raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations.

Going Concern

Our financial statements for the fiscal year ended October 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

ON4 COMMUNICATIONS, INC.
Consolidated Financial Statements
Year Ended October 31, 2010
(Expressed in US dollars)

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On4 Communications, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of On4 Communications, Inc. (A Development Stage Company) as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Vancouver, Canada

March 11, 2011

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	October 31,	October 31,
	2010	2009
	$	$

ASSETS

Current Assets

Cash	7,558	473
Accounts receivable	–	64,737
Prepaid expenses and deposits	–	38,738

Total Current Assets	7,558	103,948

Goodwill (Note 3)	–	1,163,884
Intangible assets (Note 5)	–	66,779
Property and equipment (Note 6)	3,594	8,002

Total Assets	11,152	1,342,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	625,086	533,273
Accrued liabilities	–	17,299
Accrued interest payable	138,514	141,307
Deferred revenue	–	90,385
Due to related parties (Note 7)	327,049	1,303,492
Notes payable (Note 8)	467,018	881,637
Convertible note payable to related party, net of unamortized discount of $nil (2009 - $1,782) (Note 7)	–	118,218

Total Liabilities	1,557,667	3,085,611

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.0001 par value; 66,602,490 and 99,874,977 shares issued and outstanding, respectively	6,660	9,987

Additional paid-in capital	11,870,626	9,261,980

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(13,493,801)	(11,084,965)

Total Stockholders’ Deficit	(1,546,515)	(1,742,998)

Total Liabilities and Stockholders’ Deficit	11,152	1,342,613

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	For the Year Ended	For the Year Ended	Accumulated From June 5, 2006 (Date of Inception)
	October 31,	October 31,	to October 31,
	2010	2009	2010
	$	$	$

Revenue	204,120	18,746	222,866
Cost of sales	93,881	3,349	97,230

Gross margin	110,239	15,397	125,636

Expenses

Advertising and marketing	10,648	54,687	191,480
Amortization of intangible assets	6,954	7,059	18,138
Amortization of property and equipment	7,305	11,917	36,174
Consulting fees	744,582	478,999	2,148,737
Foreign exchange loss	34,493	41,426	254,200
General and administrative	117,923	158,141	1,068,214
Impairment of goodwill (Note 3)	1,223,709	2,050,401	3,274,110
Impairment of intangible assets (Note 5)	–	2,115,000	2,219,724
Management fees (Note 7(h))	225,000	284,096	1,162,596
Payroll	–	432	29,516
Professional fees	245,361	104,702	648,131
Research and development	8,732	304	318,360

Total Expenses	2,624,707	5,307,164	11,369,380

Operating Loss	(2,514,468)	(5,291,767)	(11,243,744)

Other Income (Expense)

Gain on settlement of debt	465,171	185,145	651,436
Interest and other income	–	–	59,900
Interest expense	(344,134)	(114,225)	(582,224)
Write-off of note receivable	–	–	(1,114,182)

Total Other Income (Expense)	121,037	70,920	(985,070)

Loss from Continuing Operations	(2,393,431)	(5,220,847)	(12,228,814)

Loss from Discontinued Operations (Note 4)	(15,405)	(199,872)	(1,181,515)

Net Loss	(2,408,836)	(5,420,719)	(13,410,329)

Net Loss Per Share from Continuing Operations – Basic and Diluted	(0.03)	(0.14)

Net Loss Per Share from Discontinued Operations – Basic and Diluted	–	–

Weighted Average Shares Outstanding	70,174,000	40,056,000

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2010

							Deficit
							Accumulated
					Additional	Share	During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	#	$	$	$	$	$

Balance – June 5, 2006 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.0001 per share	–	–	10,000,000	1,000	–	(1,000)	–	–

Issuance of common stock for cash at $0.07 per share	–	–	10,000,000	700,000	–	(25,000)	–	675,000

Net loss for the period			–	–	–	–	(282,206)	(282,206)

Balance – October 31, 2006	–	–	20,000,000	701,000	–	(26,000)	(282,206)	392,794

Issuance of 2,000,000 Series A Preferred Shares at $0.50 per share	2,000,000	1,000,000	–	–	–	–	–	1,000,000

Stock subscriptions received	–	–	–	–	–	25,120	–	25,120

Issuance of common stock at $0.50 per share	–	–	500,000	250,000	–	–	–	250,000

Issuance of common stock to subsidiary	–	–	1	–	–	–	–	–

Fair value of share purchase warrants issued	–	–	–	–	497,980	–	–	497,980

Fair value of stock options granted	–	–	–	–	108,710	–	–	108,710

Cumulative preferred dividends	–	–	–	–	–	–	(48,472)	(48,472)

Net loss for the year			–	–	–	–	(2,183,150)	(2,183,150)

Balance – October 31, 2007	2,000,000	1,000,000	20,500,001	951,000	606,690	(880)	(2,513,828)	42,982

Issuance of common stock at $0.50 per share	–	–	3,021,200	1,516,000	–	–	–	1,516,000

Stock subscriptions received	–	–	–	–	–	880	–	880

Share issuance costs	–	–	–	(78,015)	–	–	–	(78,015)

Fair value of share purchase warrants issued	–	–	–	–	29,350	–	–	29,350

Fair value of stock options granted	–	–	–	–	102,960	–	–	102,960

Cumulative preferred dividends	–	–	–	–	–	–	(35,000)	(35,000)

Net loss for the year	–	–	–	–	–	–	(3,115,418)	(3,115,418)

Balance – October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2010

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$

Balance – October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

Issuance of common stock for services at $0.50 per share	–	–	100,000	50,000	–	–	–	50,000

Stock-based compensation	–	–	–	–	94,539	–	–	94,539

Common shares issued upon conversion of preferred stock	(2,000,000)	(1,000,000)	4,000,000	1,000,000	–	–	–	–

Common shares issued upon conversion of preferred dividend payable	–	–	333,888	83,472	–	–	–	83,472

Balance, May 1, 2009 before recapitalization (Note 3)	–	–	27,955,089	3,522,457	833,539	–	(5,664,246)	(1,308,250)

May 1, 2009 Recapitalization Transactions

Shares acquired by legal parent	–	–	(27,955,089)	–	–	–	–	–

Shares of Sound Revolution Inc.	–	–	68,258,478	–	–	–	–	–

Shares issued to shareholders of On4 Communications Inc.	–	–	27,955,089	2,796	2,658,893	–	–	2,661,689

To record par value adjustment	–	–		(3,515,632)	3,515,632	–	–	–

Stock subscriptions received	–	–	661,410	66	132,216	–	–	132,282

Share issuance costs	–	–	–	–	(8,000)	–	–	(8,000)

Issuance of common stock for acquisition	–	–	3,000,000	300	2,129,700	–	–	2,130,000

Common stock issuable for services	–	–	–	–	–	70,000	–	70,000

Net loss for the year	–	–	–	–	–	–	(5,420,719)	(5,420,719)

Balance – October 31, 2009	–	–	99,874,977	9,987	9,261,980	70,000	(11,084,965)	(1,742,998)

Beneficial conversion feature	–	–	–	–	75,000	–	–	75,000

Shares issued upon conversion of notes	–	–	3,400,472	340	169,684	–	–	170,024

Shares issued upon settlement of related party debt	–	–	14,950,972	1,495	1,643,667	–	–	1,645,162

Cancellation of shares	–	–	(54,223,931)	(5,422)	5,422	–	–	–

Shares issued for services	–	–	2,600,000	260	407,740	–	–	408,000

Fair value of stock options granted	–	–	–	–	307,133	–	–	307,133

Net loss for the year	–	–	–	–	–	–	(2,408,836)	(2,408,836)

Balance – October 31, 2010	–	–	66,602,490	6,660	11,870,626	70,000	(13,493,801)	(1,546,515)

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended October 31, 2010 $	For the Year Ended October 31, 2009 $	Accumulated From June 5, 2006 (Date of Inception) to October 31, 2010 $

Operating Activities

Net loss from continuing operations	(2,393,431)	(5,220,847)	(12,228,814)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	76,782	10,218	87,000
Amortization of property and equipment	7,305	11,917	36,174
Amortization of intangible assets	6,954	7,059	18,138
Gain on settlement of debt	(465,171)	(185,145)	(650,316)
Impairment of goodwill	1,223,708	2,050,401	3,274,109
Impairment of intangible assets	–	2,115,000	2,219,724
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	408,000	120,000	528,000
Stock-based compensation	307,133	94,539	1,140,672
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	64,737	(64,737)	–
Prepaid expenses and deposits	22,629	(19,541)	(7,745)
Accounts payable and accrued liabilities	207,043	378,903	779,123
Accrued interest payable	267,660	116,338	421,416
Deferred revenue	(90,385)	90,385	–
Due to related parties	230,968	226,188	522,636

Net Cash Used In Operating Activities	(126,068)	(269,322)	(2,655,299)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	1,523	1,523
Acquisition of property and equipment	(2,897)	–	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Provided by (Used In) Investing Activities	(2,897)	1,523	(1,328,908)

Financing Activities
Proceeds from issuance of common stock	–	132,282	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	75,000	–	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	81,472	–	561,935
Repayments to related parties	(39,780)	(45,000)	(84,780)
Cash from disposition of Pets Mobility	709	–	709
Share issuance costs	–	(8,000)	(8,000)

Net Cash Provided By Financing Activities	117,401	79,282	3,936,903

Effects of Exchange Rate Changes on Cash	18,649	36,213	54,862

Net Cash Used in Discontinued Operations:

Operating Activities	–	–	(118,178)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687

	–	–	–

Increase (Decrease) in Cash	7,085	(152,304)	7,558

Cash - Beginning of Period	473	152,777	–

Cash - End of Period	7,558	473	7,558

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

1.  Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on July 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1-to-1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4 and the merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 was deemed to be the acquirer for accounting purposes and the consolidated financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009.

On October 29, 2010, the Company disposed of its wholly owned subsidiary, PetsMobility Inc. (“PetsMobility”), a company incorporated in the state of Delaware on March 23, 2006 for the purposes of operating the website ‘www.petsmo.com’ and related business.  The Company is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes Inc. (“Charity Tunes”), which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2010, the Company has a working capital deficiency of $1,550,109, and has accumulated losses totaling $13,493,801 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings Inc., and Charity Tunes. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is October 31.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of goodwill and intangible assets, fair value of convertible debt, stock-based compensation, bad debt expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

2.  Summary of Significant Accounting Principles (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity dates of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment, consisting primarily of computer hardware and office equipment, is stated at cost and is amortized using the straight-line method over the estimated lives of the related assets of three and five years, respectively.

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device. Intangible assets acquired are initially recognized and measured at cost and are being amortized straight-line over the estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that an asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets are reviewed annually.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. For the year ended October 31, 2010, advertising costs were $10,648 (2009 - $54,687).

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

2.  Summary of Significant Accounting Principles (continued)

Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days past due to be uncollectible.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2010 and 2009, the Company had no items representing comprehensive income/loss.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the year ended October 31, 2010 and 2009, there were no charges for interest or penalties.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
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

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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
October 31, 2010
(Expressed in US dollars)

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

Material terms of the merger agreement were as follows:

Prior to the merger closing:

●
The Company entered into a convertible note (the “Note”) in the amount of $120,000 with a former director and officer of the Company (the “Director”), which is convertible into common stock at $0.10 per share at the option of the holder, and which was due in seven months.

●	The Company converted debt of $35,000 owed to a company owned and controlled by the Director, into 35,000,000 shares of common stock at a price of $0.001 per share.

●
The Company is to transfer all of its assets and debts, other than the Note and any debt owing to the Director or companies controlled by the Director, to its wholly owned subsidiary, Charity Tunes. As at October 31, 2010, the transfer to Charity Tunes had not occurred.

Upon the merger closing:

●
The Company shall raise a minimum of $150,000 through a direct offering of units registered on a Form S-1 at a price to be determined, with each unit comprised of one common share and one half share purchase warrant to purchase one common share at a price of $1.00 for a period of one year. As at October 31, 2010, the Company had not yet raised $150,000.

●
All notes payable by On4 in excess of $100,000 shall be converted to common shares at a price to be mutually agreed on by On4 and the specific creditor or receive a repayment extension of no less than six months and with an annual interest rate not to exceed 12%. As at October 31, 2010, none of the notes had been converted.

After raising a minimum of $150,000:

●	$150,000 shall be repaid to the Director towards the outstanding loans owed owing to the Director or companies controlled by the Director. (Not yet completed).

●
Upon receipt of the $150,000 payment, Charity Tunes shall be sold to Bacchus Filings Inc., a company controlled by the Director, in consideration for which Bacchus Filings Inc. shall assume the entire amount of loan owing to the Director, exclusive of the Note (amended below).

●	the Director will cancel all but 236,066 of the Company’s shares owned by the Director or companies controlled by the Director (amended below).

The Company’s common shares issued to the On4 shareholders were determined to have a fair value of $2,661,689. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $3,214,285 as at May 1, 2009, was allocated to goodwill.  As at October 31, 2010, the Company recorded impairment on goodwill of $1,163,884 (2009 - $2,050,401), resulting in a carrying value of goodwill of $Nil (2009 - $1,163,884).

On September 14, 2009, the Company entered into a post merger agreement with the Director and companies controlled by the Director pursuant to which the parties agreed to amend the post merger obligations of the Company contemplated by the merger agreement.  Pursuant to the post merger agreement, the parties agreed that Charity Tunes, currently a wholly owned subsidiary of the Company, shall not be sold to Bacchus Filings Inc. Further, the Director and a company controlled by the Director cancelled a total of 52,223,931 common shares in the Company upon repayment of $75,000 of debt owed to them by the Company.  In addition, if Charity Tunes does not generate $500,000 of revenue by June 30, 2010, any debts that were due at September 14, 2009 and are still owing to the Director or Bacchus Filings Inc. shall be forgiven.   On June 30, 2010, $3,099 was forgiven and the Company recorded a gain on the settlement of debt.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

4.  Discontinued Operations

On April 30, 2010, a company controlled by the President of the Company acquired certain assets including Pets911.com from the Company's wholly owned subsidiary, PetsMobility, in consideration for the return and cancellation of 2,000,000 shares of the Company's common stock.  As at April 30, 2010, the date of disposition, the assets disposed of had a carrying value of $nil.  On October 29, 2010, the agreement was amended to include the Company’s interest in PetsMobility.

As a result of the Company’s disposal of PetsMobility, all operations related to the former subsidiary have been classified as discontinued operations.  Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results of discontinued operations are summarized as follows:

			Accumulated from
	For the Year	For the Year	June 5, 2006
	Ended	Ended	(Inception)
	October 31,	October 31,	To October 31,
	2010 $	2009 $	2010 $

Revenue	6,744	–	6,744

Expenses

Advertising and marketing	–	–	44,748
Amortization of property and equipment	–	2,149	9,709
Consulting fees	–	–	262,523
Foreign exchange loss	–	–	27
General and administrative	22,149	806	62,342
Impairment of intangible assets	–	197,141	651,800
Management fees	–	–	51,000
Professional fees	–	–	28,802
Research and development	–	–	79,354

Total Expenses	22,149	200,096	1,190,305

Operating Loss	(15,405)	(200,096)	(1,183,561)

Other Income (Expenses)

Loss on settlement of debt	–	–	(1,120)
Interest and other income	–	224	3,166

Net Loss from Discontinued Operations	(15,405)	(199,872)	(1,181,515)

5.  Intangible Assets

				October 31,	October 31,
				2010	2009
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$

Patents	58,262	18,138	40,124	–	47,078
Trademarks	19,701	–	19,701	–	19,701
	77,963	18,138	59,825	–	66,779

On October 12, 2009, the Company entered into an asset purchase agreement to acquire Pets911.com and all intellectual property, software and business assets associated with operating the website.  Pursuant to the terms of the agreement the Company issued 3,000,000 shares of common stock.  The Company recorded the fair value of the shares of $2,115,000 as intangible assets.

As at October 31, 2009, the Company recognized an impairment of $2,115,000 over its assets acquired from Pets911.com and an impairment of $197,141 for website development costs.  On April 30, 2010, the Company disposed of Pets911.com, as described in Note 4.

On October 31, 2010, the Company recorded an impairment loss of $59,825 relating to its patents and trademarks equal to the excess of their carrying value over the fair value.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

6.  Property and Equipment

			October 31,	October 31,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	22,344	20,842	1,502	6,727
Office equipment	27,964	25,872	2,092	1,275
	50,308	46,714	3,594	8,002

7.  Related Party Transactions

a)
On April 12, 2010, the Company settled $426,908 of amounts owing to a company with common management by issuing 6,098,685 shares of common stock with a fair value of $670,855. The Company recorded a loss on the settlement of debt of $243,947.  As at October 31, 2010, the Company owed $nil (2009 - $323,476) to a company with common management for advances of operating funds and services provided. This amount owing was unsecured, non-interest bearing and due on demand.

b)
On April 12, 2010, the Company settled $346,352 of amounts owing to management and directors by issuing 4,947,885 shares of common stock with a fair value of $544,267. The Company recorded a loss on the settlement of debt of $197,915.  As at October 31, 2010, the Company owed $205,338 (2009 - $324,307) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
On April 12, 2010, the Company settled $211,090 of amounts owing to management and directors by issuing 3,015,571 shares of the Company's common stock with a fair value of $331,714. The Company recorded a loss on the settlement of debt of $120,624.  As at October 31, 2010, the Company owed $121,711 (2009 - $187,565) to management and directors of the Company for advance of operating funds and services provided on behalf of the Company. The amounts owing were unsecured, with interest at 10% per annum. As at October 31, 2010, accrued interest of $nil (2009 - $37,446) is included in accrued interest payable.

d)
On April 12, 2010, the Company settled $536,489 of amounts owing to a former officer and director, and companies controlled by the former officer and director, including the convertible note and interest described in Note 7(f), by transferring the Company's MyFanPro website to the related party.  As the website was carried at no value in the Company's books, the Company recorded a gain on the settlement of debt of $536,489.  As at October 31, 2010, the Company has notes payable of $nil (2009 - $364,712) to a related party that was bearing interest at 10% per annum. Interest was charged and was payable quarterly on any outstanding balance beginning on September 1, 2004 to February 29, 2008 (prior to that date the borrowings from the related parties were non-interest bearing). Commencing March 1, 2008, the notes were non-interest bearing, unsecured and were payable on demand.

e)
On July 28, 2010, the Company settled an additional $35,275 of amounts owing to companies controlled by the former officer and director by issuing 440,941 shares of common stock with a fair value of $13,227.  The Company recorded a gain on the settlement of debt of $22,048.

f)
On April 30, 2009, the Company issued a convertible note to a former officer and director to secure $120,000 of amounts owed.  The note was non-interest bearing until maturity seven months after issuance. If the note was not repaid upon the maturity date, it bore interest at a rate of 20%, with interest accruing monthly. The note was convertible at any time into shares of the Company’s common stock at a price of $0.10 per share, at the option of the holder. In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $12,000 as additional paid-in capital and an equivalent discount which was charged to operations over the term of the convertible debenture. The Company recorded accretion expense over the term of the convertible note up to its face value of $120,000. As at October 31, 2010, $12,000 (2009 - $10,218) had been accreted increasing the carrying value of the convertible note to $120,000. On April 30, 2010, the note and $120,000 of accrued interest was settled through the transfer of the Company's MyFanPro website to the noteholder.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

7.  Related Party Transactions (continued)

g)
On April 30, 2010, the Company settled $67,184 of amounts owed to companies controlled by a former officer and director of the Company by issuing 447,890 shares of the Company's common stock with a fair value of $85,099.  The Company recorded a loss on settlement of debt of $17,915.

h)
Pursuant to the merger transaction, in April 2009, the Company issued 35,000,000 shares of common stock to settle debt of $35,000 owed to a Company controlled by an officer and director of the Company.  These shares were subsequently cancelled pursuant to the post merger agreement described in Note 3.

i)	During the year ended October 31, 2010, the Company incurred $135,000 (2009 - $135,000) of management fees to the former President of the Company.

8.  Notes Payable

	October 31, 2010 $	October 31, 2009 $

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	24,538	24,985

McCann Family Holding Corporation, unsecured, due interest at 13% per annum, and due on demand. Original principal of $282,390 (Cdn$300,000) plus $56,478 (Cdn$60,000) of non-payment penalties for failure to repay the debt at due date.	–	334,152

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	400,000

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	467,018	881,637

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

b)
McCann Family Holding Corporation (“McCann”) filed a lawsuit against the Company for the repayment of the promissory notes dated May 7 and May 22, 2008. The Company defended the lawsuit on the basis that the funds were not due because they were in fact advanced to and utilized by a company related to McCann, even though the Company executed the promissory notes. McCann applied to the courts for a summary judgement and the Company opposed that application. On June 7, 2010, McCann and the Company entered into a mutual release and settlement agreement to discontinue the action and all liabilities.  As a result, the Company recorded a gain on the settlement of debt of $444,262 for the $354,384 (Cdn$360,000) of notes payable and $89,878 (Cdn$90,790) of accrued interest.

c)	On June 28, 2010, the Company settled $80,020 of notes owing payable and $15,004 of accrued interest owing to Scottsdale Investment Corporation by issuing 1,900,472 shares of common stock.

9.  Common Stock

a)
On February 3, 2010, pursuant to the post merger agreement described in Note 3, a former officer and director and a company controlled by the former officer and director returned for cancellation 52,223,931 shares of common stock for no proceeds.

b)	On April 12, 2010, the Company issued 1,500,000 shares of common stock upon the conversion of a $75,000 note payable, as described in Note 8(a).

c)
On April 12, 2010, the Company settled $984,350 of amounts owing to related parties by issuing 14,062,141 shares of common stock. The Company recorded a loss on the settlement of debt of $562,486.  Refer to Notes 7(a), (b) and (c).

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

9.  Common Stock (continued)

d)
On April 30, 2010, the Company settled $67,184 of amounts owed to companies controlled by a former officer and director of the Company by issuing 447,890 shares of common stock.  The Company recorded a loss on settlement of debt of $17,915. Refer to Note 7(g).

e)
On April 30, 2010, a company controlled by the President of the Company acquired certain assets from the Company's wholly owned subsidiary PetsMobility in consideration for the return and cancellation of 2,000,000 shares of common stock. Refer to Note 4.

f)	On June 28, 2010, the Company issued 1,900,472 shares of common stock to settle $95,024 of outstanding notes payable. Refer to Note 8(c).

g)
On July 28, 2010, the Company issued 440,941 shares of common stock to settle $35,275 of amounts owing to companies controlled by the former officer and director. The Company recorded a gain on the settlement of debt of $22,047.  Refer to note 7(e).

h)	On August 31, 2010, the Company issued 2,000,000 shares of common stock with a fair value of $300,000 for consulting services.

i)	On October 5, 2010, the Company issued 600,000 shares of common stock with a fair value of $108,000 for consulting services.

For the Year Ended October 31, 2009

j)	At October 31, 2009, the Company has agreed to issue 220,000 common shares for consulting services with a fair value of $70,000.

k)
During the year ended October 31, 2009, the Company issued 661,410 units at $0.20 per share for proceeds of $132,282.  Each unit consisted of one common share and one half share purchase warrant exercisable at $0.90 per share up to July 24, 2011. In connection with the issuance, the Company paid finders’ fees of $8,000.

l)	On October 12, 2009, the Company issued 3,000,000 common shares at a fair value of $2,130,000 for the acquisition of assets of Pets911.com and acquisition costs of $15,000.

m)	In May 2009, the Company converted 2,000,000 preferred shares into 4,000,000 common shares of the Company at a rate of two common shares for each preferred share.

n)	In May 2009, the Company issued 68,258,478 common shares with a fair value of $2,661,689 for the acquisition of Sound Revolution Inc. Refer to Note 3.

o)	In April 2009, the Company issued 333,888 common shares to the preferred shareholders to settle the dividend payable of $83,472.

p)	In March 2009, the Company issued 100,000 shares of common stock at a fair value of $50,000 to the Company’s Chief Financial Officer pursuant to a consulting agreement.

10.  Share Purchase Warrants

	Number of Warrants	Exercise Price $

Balance – October 31, 2008	1,378,000	0.50

Issued	408,705	0.82

Balance – October 31, 2009 and October 31, 2010	1,786,705	0.57

As at October 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

11.  Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years.  Pursuant to the option agreement, 1,500,000 options vest immediately, 250,000 options vest on June 1, 2010 and the remaining 250,000 options vest on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the year ending October 31, 2010, stock-based compensation expense of $307,133 was charged to operations.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, October 31, 2008	775,000	0.82

Forfeited	(150,000)	1.00

Outstanding, October 31, 2009	625,000	0.78

Granted	2,000,000	0.15

Outstanding, October 31, 2010	2,625,000	0.30	4.96	–

A summary of the status of the Company’s non-vested shares as of October 31, 2010, and changes during the year ended October 31, 2010 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested, October 31, 2008	300,000	1.00
Forfeited	(150,000)	1.00
Vested	(150,000)	1.00

Non-vested, October 31, 2009	–	–
Granted	2,000,000	0.19
Vested	(1,750,000)	0.19

Non-vested, October 31, 2010	250,000	0.19

Additional information regarding stock options as of October 31, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,000,000	0.15	March 3, 2015

2,625,000

At October 31, 2010, the Company had $965 of unrecognized compensation expense relating to unvested options.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

12.  Commitments

a)
On February 23, 2010, the Company entered into a trademark license agreement (the “Agreement”)  Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico.  The Agreement expires on February 1, 2015.

TheCompany must pay a royalty of net sales and incurred a non-refundable advance against royalties of $5,000.  The Company must pay guaranteed royalties with 25% of each royalty for the year due at the end of each calendar quarter.  Further, the Company has agreed to spend an amount equal to at least 2% of all net sales of the licensed products during each contract year for promotional activities

b)
On May 7, 2010, the Company entered into an agreement with a consultant who will provide consulting services for a period of 12 months in consideration for 2,000,000 shares of the Company’s common stock and 1.5% of the commitment amount of any senior, asset based indebtedness and 6% of the face amount of any non-asset based indebtedness as part of a transaction arranged by the consultant. As at October 31, 2010, the common shares have been issued.

13.  Segmented Disclosures

October 31, 2010

	On4 Communications $	Sound Revolution $	Charity Tunes $	Total $

Revenues	–	–	204,120	204,120

Gross profit	–	–	110,239	110,239

Depreciation and amortization	11,248	2,892	119	14,259

Interest expense	222,352	121,782	–	344,134

Net income (loss)	(2,352,914)	(123,518)	83,001	(2,393,431)

Total assets	9,651	1,409	92	11,152

October 31, 2009

	On4 Communications $	Sound Revolution $	Charity Tunes $	Total $

Revenues	–	–	18,746	18,746

Gross profit	–	–	15,397	15,397

Depreciation and amortization	18,132	814	30	18,976

Interest expense	114,225	–	–	114,225

Net loss	(5,168,348)	(62,617)	10,118	(5,220,847)

Total assets	1,245,010	4,527	93,076	1,342,613

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

14.  Income Taxes

The Company has $6,989,340 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the years ended October 31, 2010 and 2009, respectively, as a result of the following:

	2010 $	2009 $

Net loss before taxes	(2,408,836)	(5,420,719)
Statutory rate	34%	34%

Expected tax recovery	819,004	1,843,045
Permanent differences and other	(300,657)	(1,493,921)
Change in valuation allowance	(518,347)	(349,124)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	2010 $	2009 $

Net operating losses carried forward	2,376,376	1,858,029
Valuation allowance	(2,376,376)	(1,858,029)

Net deferred tax asset	–	–

The Company has incurred operating losses of $6,989,340 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Period Incurred	Net Operating Loss $	Expiry Date

2006	282,206	2026
2007	2,168,732	2027
2008	1,987,017	2028
2009	1,026,834	2029
2010	1,524,551	2030

	6,989,340

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Expressed in US dollars)

14.  Income Taxes (continued)

The Company has incurred operating losses of $6,989,340 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Period Incurred	Net Operating Loss $	Expiry Date

2006	282,206	2026
2007	2,168,732	2027
2008	1,987,017	2028
2009	1,026,834	2029
2010	1,524,551	2030

	6,989,340

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

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and in light of the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management Report

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2010, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have a majority of independent directors and our audit committee is comprised of a sole member, who is an executive officer. We do not have a policy on fraud.  A whistleblower policy is not necessary given our small size. We do not have a code of ethics.

2.	There is a lack of monitoring of internal control as we are in the development stage and have limited resources.

3.
There is no segregation of duties as we have no employees. The potential for management override exists as our executive officers oversee all aspects of our operations. The lack of independent directors exercising an oversight role further increases the risk of management override.

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

Changes in Internal Controls

During the fiscal year ended October 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On October 1, 2010, Cameron Robb resigned as our President and we appointed Gord Jessop to fill the resulting vacancy.  Also on October 1, 2010, we appointed Mr. Jessop as our Chief Operating Officer.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

The following table sets forth the name, age and position of our executive officers and directors as of March 18, 2011.

Name	Age	Position
Cameron Robb	40	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Gord Jessop	51	President, Chief Operating Officer

Our current director will serve as such until our next annual shareholder meeting or until his successor is elected and qualified. Our executive officers serve at the discreton of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Cameron Robb – Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Cameron Robb has served as our Chief Executive Officer since September 21, 2009; our Chief Financial Officer and Principal Accounting Officer since April 15, 2010; and our director since May 1, 2009.

Mr. Robb co-founded PetsMobility Inc., our former subsidiary, in June 2004 and On4 Communications, Inc., the private Arizona company with which we merged on May 1, 2009, in June 2006. He has acted as the Chief Executive Officer and director of both organizations since their inceptions. Prior to that, Mr. Robb operated an executive management consultancy through which he advised private and public companies on matters such as venture capital and finance, international sales and marketing. His clients represented diverse industries such as entertainment, technology, energy and consumer products. He has also served as the President and Chief Executive Officer and was a co-founder of Wooket Graphics, Inc., a North American entertainment and licensing company.

In addition to his current work with PetsMobility Inc. and us, Mr. Robb serves as an Advisory Board Member for the Canada Arizona Business Council, Firstar Sports, Inc., and serves as a Board Member on For The Earth Corporation. He is also a mentor to Arizona State University students in the Technopolis Program, established to help ASU become a more responsive and entrepreneurial university.

Mr. Robb’s financial and capital market industry experience, qualifications, attributes and skills led us to the conclusion that he should serve as our director in light of our business and structure.

Gord Jessop – President, Chief Operating Officer

Gord Jessop has served as our President and Chief Operating Officer since October 1, 2010.

Mr. Jessop possesses over 20 years of management experience accompanied by relevant post-secondary education as a Financial and Business Analyst. He has received degrees and/or diplomas from Simon Fraser University, the University of British Columbia and the British Columbia Institute of Technology, and held senior management positions with major Canadian lending institutions and GE Capital Insurance. Mr. Jessop has extensive practical experience in economic analysis, risk assessment, project financing, internet revenue modeling, interactive web site design as well as developing business/revenue models for a variety of companies and business ventures in such diversified industries as energy technology, retail grocery, e-commerce, television and education. He has also been responsible for the design, research and implementation of both corporate strategic initiatives and consumer products.

Mr. Jessop was a co-founder of PetsMobility Network, Inc. in 2004 and then became a founder of both PetsMobility, Inc. (in March 2006) and On4 Communications, Inc. (in June 2006), whose primary focus has been to provide location-based services. In addition, he has assisted in the development of our patents pending.

Other than as disclosed above, during the past five years none of our officers or directors has been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010 our directors, executive officers and 10% stockholders complied with all applicable filing requirements, except that some reports were filed late.

Code of Ethics

We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are quoted on the OTC Bulletin Board or OTCQB are not currently required to implement a code of ethics.

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. A current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make it available in the near future. Cameron Robb is the sole member of our audit committee.

Our Board of Directors has determined that we do not have an audit committee financial expert serving on our audit committee. The Board has determined that the cost of hiring an audit committee financial expert to do so outweighs the benefits of having such a financial expert serving on our audit committee.

Nominating Committee

We do not have a nominating committee and we have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last annual report.

Item 11. Executive Compensation

The following summary compensation table sets forth the total annual compensation awarded to, earned by or paid to our Chief Executive Officer during our fiscal years ended October 31, 2010 and 2009. None of our other executive officers or any other individual received total compensation in excess of $100,000 during such fiscal years.

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to our Chief Executive Officer during such fiscal years.

Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Total ($)
Cameron Robb (1)	2010	135,000	135,000
	2009	120,000	120,000

(1)	Cameron Robb has served as our Chief Executive Officer since September 21, 2009; our Chief Financial Officer and Principal Accounting Officer since April 15, 2010; and our director since May 1, 2009.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees, nor do any of our subsidiaries.

The following table sets forth the ownership, as of March 18, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 18, 2011, there were 66,602,490 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Cameron Robb (1) 15615 N. 71st Street Scottsdale, AZ 85254	15,107,755 (2)	22,69
Common Stock	Gord Jessop (3) 140 – 12500 Horseshoe Way Richmond, British Columbia Canada V7A 5K2	8,648,271	12.98
All Officers and Directors as a Group		23,756,026	35,67
Common Stock	On4 Communications Inc. (1)	13,092,184	19.66

(1)	Cameron Robb is our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and director. Mr. Robb is also the sole officer and director on On4 Canada.

(2)	Includes 13,092,184 shares owned by On4 Canada, a company over which Mr. Robb has sole voting and investment power.

(3)	Gord Jessop is our President and Chief Operating Officer.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On April 12, 2010 we settled $426,908 owing to On4 Canada, a company over which Cameron Robb, our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and director, exercises voting and investment power, by issuing On4 Canada 6,098,685 shares of our common stock.

On April 12, 2010 we settled $346,352 owing to Gord Jessop, our current President and Chief Operating Officer, by issuing Mr. Jessop 4,947,885 shares of our common stock. As at October 31, 2010, we owed $205,338 Mr. Jessop for advances of operating funds and services provided on our behalf. This amount is unsecured, non-interest bearing and due on demand.

On April 12, 2010 we settled $211,090 owing to Mr. Robb by issuing Mr. Robb 3,015,571 shares of our common stock.  As at October 31, 2010 we owed $121,711 to Mr. Robb for advances of operating funds and services provided on our behalf.  This amount is unsecured and bears interest at a rate of 10% per annum.

On April 30, 2009, we issued a convertible note to Penny Green, our former officer and director, to secure $120,000 of amounts owed. The note was non-interest bearing until maturity seven months after issuance. If the note was not repaid upon the maturity date, it bore interest at a rate of 20%, with interest accruing monthly. The note was convertible at any time into shares of our common stock at a price of $0.10 per share, at the option of the holder. On April 12, 2010, the note and $120,000 of accrued interest was settled through the transfer of our MyFanPro website to Ms. Green.

On April 12, 2010 we settled $536,489 owing to Ms. Green and companies controlled by Ms. Green, including the convertible note and interest, by transferring our MyFanPro website to her. On July 28, 2010, we settled an additional $35,275 of amounts owing to companies controlled by Ms. Green by issuing her 440,941 shares of our common stock.

On April 30, 2010 we settled $67,184 of amounts owed to companies controlled by Ms. Green by issuing Ms. Green 447,890 shares of our common stock.

Pursuant to the merger transaction described in Item 1, in April 2009 we issued 35,000,000 shares of our common stock to settle debt of $35,000 owed to a Company controlled by Ms. Green. These shares were subsequently cancelled pursuant to a post merger agreement.

During the year ended October 31, 2010, we incurred $135,000 in management fees to Mr. Robb.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, our sole director does not meet this definition of independence.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table sets forth the fees for professional services rendered by our auditors in connection with the audit of our financial statements for the years ended October 31, 2010, and 2009 and the review of our quarterly financial statements during such years, as well as any other fees billed for services rendered by our auditors during these periods:

Saturna Group Chartered Accountants LLP
Period from November 1, 2009 to October 31, 2010
Audit fees	$33,500
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$33,500

Saturna Group Chartered Accountants LLP
Period from November 1, 2008 to October 31, 2009
Audit fees	$27,500
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$27,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit fees and non audit-related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See page F-1.

Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibits

Exhibits

Exhibit Number	Exhibit Description
10.1	Promotion Agreement between Charity Tunes Inc. and ConAgra Foods Canada Inc. dated November 27, 2009 (1)
10.2	Asset Purchase Agreement between On4 Communications, Inc. and On4 Communications Inc. (Canada) dated April 29, 2010 (2)
10.3	Asset Purchase Agreement between On4 Communications, Inc., Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (2)
10.4	Debt Conversion Agreement between On4 Communications, Inc. and Cameron Robb dated April 12, 2010 (2)
10.5	Debt Conversion Agreement between On4 Communications, Inc. and Gord Jessop dated April 11, 2010 (2)
10.6	Debt Conversion Agreement between On4 Communications, Inc. and On4 Communications Inc. (Canada) dated April 12, 2010 (2)
10.7	Consulting Agreement between On4 Communications, Inc. and Southwest Capital Partners, LCC dated May 7, 2010 (3)
10.8	Amendment to Asset Purchase Agreement between On4 Communications, Inc. and On4 Communications Inc. (Canada) dated October 29, 2010
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as an exhibit to our Current Report on Form 8-K filed on December 3, 2009.

(2)	Included as an exhibit to our Quarterly Report on Form 10-Q filed on June 22, 2010.

(3)	Included as an exhibit to our Current Report on Form 8-K filed on September 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2011	ON4 COMMUNICATIONS, INC.

	By:	/s/ Cameron Robb
Cameron Robb
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Cameron Robb	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	March 18, 2011
Cameron Robb

/s/ Gord Jessop	President, Chief Operating Officer	March 18, 2011
Gord Jessop