Form 10-Q
period 2011-01-31
ON4 COMMUNICATIONS INC.
filed 2011-03-22
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

As of March 22, 2011 the registrant’s outstanding common stock consisted of 66,602,490 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of On4 Communications, Inc. (“we”, “our”, “us”) follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS, INC.
Consolidated Financial Statements
Three Months Ended January 31, 2011
(Expressed in US dollars)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	January 31,	October 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	647	7,558

Total Current Assets	647	7,558

Property and equipment (Note 5)	2,606	3,594

Total Assets	3,253	11,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	637,861	625,086
Accrued liabilities	3,670	–
Accrued interest payable	156,837	138,514
Due to related parties (Note 6)	351,557	327,049
Notes payable (Note 7)	467,443	467,018

Total Liabilities	1,617,368	1,557,667

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.0001 par value; 66,602,490 shares issued and outstanding	6,660	6,660

Additional paid-in capital	11,866,935	11,870,626

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(13,557,710)	(13,493,801)

Total Stockholders’ Deficit	(1,614,115)	(1,546,515)

Total Liabilities and Stockholders’ Deficit	3,253	11,152

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	For The Three Months Ended	For The Three Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	January 31,	January 31,	to January 31,
	2011	2010	2011
	$	$	$

Revenue	–	54,829	222,866
Cost of sales	–	27,155	97,230

Gross margin	–	27,674	125,636

Expenses

Advertising and marketing	–	1,889	191,480
Amortization of intangible assets	–	1,739	18,138
Amortization of property and equipment	989	2,730	37,163
Consulting fees	22,101	16,166	2,170,838
Foreign exchange loss	4,398	6,718	258,598
General and administrative	8,129	27,720	1,076,343
Impairment of goodwill	–	–	3,274,110
Impairment of intangible assets	–	–	2,219,724
Management fees (Note 6(b))	–	45,000	1,162,596
Payroll	–	–	29,516
Professional fees	8,485	80,979	656,616
Research and development	–	2,847	318,360

Total Expenses	44,102	185,788	11,413,482

Operating Loss	(44,102)	(158,114)	(11,287,846)

Other Income (Expense)

Gain on settlement of debt	–	4,442	651,436
Interest and other income	–	–	59,900
Interest expense	(19,807)	(79,558)	(602,031)
Write-off of note receivable	–	–	(1,114,182)

Total Other Income (Expense)	(19,807)	(75,116)	(1,004,877)

Loss from Continuing Operations	(63,909)	(233,230)	(12,292,723)

Loss from Discontinued Operations (Note 4)	–	(18,631)	(1,181,515)

Net Loss	(63,909)	(251,861)	(13,474,238)

Net Loss Per Share– Basic and Diluted
Continuing operations	–	–
Discontinued operations	–	–

Weighted Average Shares Outstanding	66,602,490	99,875,000

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	For The Three Months Ended January 31, 2011 $	For The Three Months Ended January 31, 2010 $	Accumulated From June 5, 2006 (Date of Inception) to January 31, 2011 $

Operating Activities

Net loss from continuing operations	(63,909)	(233,230)	(1,292,723)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	1,782	87,000
Amortization of property and equipment	989	2,730	37,163
Amortization of intangible assets	–	1,739	18,138
Gain on settlement of debt	–	(4,442)	(650,316)
Impairment of goodwill	–	–	3,274,109
Impairment of intangible assets	–	–	2,219,724
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	528,000
Stock-based compensation	(3,691)	–	1,136,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	64,737	–
Prepaid expenses and deposits	–	12,502	(7,745)
Accounts payable and accrued liabilities	16,444	13,558	795,567
Accrued interest payable	18,323	78,930	439,739
Deferred revenue	–	(54,113)	–
Due to related parties	24,933	91,349	547,569

Net Cash Used In Operating Activities	(6,911)	(24,458)	(2,662,210)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	–	(2,897)	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Provided by (Used In) Investing Activities	–	(2,897)	(1,328,908)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	75,000	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	50,372	561,935
Repayments to related parties	–	(24,250)	(84,780)
Cash from disposition of PetsMobility	–	–	709
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	–	101,122	3,936,903

Effects of Exchange Rate Changes on Cash	–	3,263	54,862

Net Cash Used in Discontinued Operations:

Operating Activities	–	–	(118,178)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687

	–	–	–

Increase (Decrease) in Cash	(6,911)	77,030	647

Cash - Beginning of Period	7,558	473	–

Cash - End of Period	647	77,503	647

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
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

The Company is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company has two wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2011, the Company has a working capital deficiency of $1,616,721, and has accumulated losses totaling $13,557,710 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted, and include the accounts of the Company and its subsidiaries, Sound Revolution Recordings Inc., and Charity Tunes Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is October 31.

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Expressed in US dollars)
(unaudited)

2.  Summary of Significant Accounting Principles (continued)

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
January 31, 2011
(Expressed in US dollars)
(unaudited)

2.  Summary of Significant Accounting Principles (continued)

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. For the three month period ended January 31, 2011, advertising costs were $nil (2010 - $1,889).

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2011 and 2010, the Company had no items representing comprehensive income/loss.

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
January 31, 2011
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

The Company’s financial instruments consist priimarily of cash, accounts receivable, accounts payable, accrued liabilities, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Expressed in US dollars)
(unaudited)

3.  Discontinued Operations

On April 30, 2010, a company controlled by the former President of the Company acquired certain assets including Pets911.com from the Company's wholly owned subsidiary, PetsMobility Inc. (“PetsMobility”), in consideration for the return and cancellation of 2,000,000 shares of the Company's common stock.  As at April 30, 2010, the date of disposition, the assets disposed of had a carrying value of $nil.  On October 29, 2010, the agreement was amended to include the Company’s interest in PetsMobility.

As a result of the Company’s disposal of PetsMobility, all operations related to the former subsidiary have been classified as discontinued operations.  Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories.

The results of discontinued operations are summarized as follows:

	For The Three Months	For The Three Months	Accumulated from June 5, 2006
	Ended	Ended	(Inception)
	January 31,	January 31,	To January 31,
	2011	2010	2011
	$	$	$

Revenue	–	3,170	6,744

Expenses

Advertising and marketing	–	–	44,748
Amortization of property and equipment	–	–	9,709
Consulting fees	–	–	245,685
Foreign exchange loss	–	–	27
General and administrative	–	4,963	62,342
Impairment of intangible assets	–	–	651,800
Management fees	–	–	51,000
Professional fees	–	–	28,802
Payroll	–	16,838	16,838
Research and development	–	–	79,354

Total Expenses	–	21,801	1,190,305

Operating Loss	–	(18,631)	(1,183,561)

Other Income (Expenses)

Loss on settlement of debt	–	–	(1,120)
Interest and other income	–	–	3,166

Net Loss from Discontinued Operations	–	(18,631)	(1,181,515)

4.  Property and Equipment

			January 31,	October 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	14,819	14,064	755	1,502
Office equipment	26,037	24,186	1,851	2,092
	50,308	46,714	2,606	3,594

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Expressed in US dollars)
(unaudited)

5.  Related Party Transactions

a)
As at January 31, 2011, the Company owed $351,557 (October 31, 2010 - $327,049) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)	During the three month period ended January 31, 2011, the Company incurred $nil (2010 - $45,000) of management fees to the former President of the Company.

6.  Notes Payable

	January 31, 2011	October 31, 2010

Bling Capital Corp., unsecured, non-interest bearing, and due on demand.	24,963	24,538

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	467,443	467,018

7.  Share Purchase Warrants

As at January 31, 2011, and October 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

8.  Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years.  Pursuant to the option agreement, 1,500,000 options vest immediately, 250,000 options vest on June 1, 2010 and the remaining 250,000 options vest on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the three month period ending January 31, 2011, stock-based compensation expense was reduced by $3,691.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, October 31, 2009	625,000	0.78

Granted	2,000,000	0.15

Outstanding, October 31, 2010 and January 31, 2011	2,625,000	0.30	4.96	–

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Expressed in US dollars)
(unaudited)

8.  Stock Options (continued)

A summary of the status of the Company’s non-vested shares as of January 31, 2011, and changes during the three month period ended January 31, 2011 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested, October 31, 2010	250,000	0.19
Vested	(250,000)	0.19

Non-vested, January 31, 2011	–	–

Additional information regarding stock options as of January 31, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,000,000	0.15	March 3, 2015

2,625,000

At January 31, 2011, the Company had no unvested options or unrecognized compensation expense.

9.  Commitments

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

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Expressed in US dollars)
(unaudited)

10.  Segmented Disclosures

January 31, 2010

	On4 Communications $	Sound Revolution $	Charity Tunes $	Total $

Depreciation and amortization	242	30	717	989

Interest expense	19,807	–	–	19,807

Net income (loss)	(40,302)	(202)	(3,961)	(44,465)

Total assets	2,498	692	63	3,253

January 31, 2009

	On4 Communications $	Sound Revolution $	Charity Tunes $	Total $

Revenues	–	–	54,829	54,829

Gross profit	–	–	27,674	27,674

Depreciation and amortization	3,699	740	30	4,469

Interest expense	29,777	49,781	–	79,558

Net income (loss)	(197,676)	(48,240)	12,686	(233,230)

October 31, 2010

	On4 Communications $	Sound Revolution $	Charity Tunes $	Total $

Total assets	9,651	1,409	92	11,152

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable laws, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended January 31, 2011 (unaudited) ($)	Three Months Ended January 31, 2010 (unaudited) ($)	Accumulated from June 5, 2006 (Date of Inception) to January 31, 2011 (unaudited) ($)
Revenue	-	54,829	222,866
Cost of Sales	-	27,155	97,230
Total Expenses	44,102	185,788	11,413,482
Net Loss	63,909	251,861	13,474,238

During the three months ended January 31, 2011 we did not generate any revenue. During the same period in fiscal 2010 we generated revenue of $54,829 at a cost of sales of $27,155, for a gross margin of $27,674.

Our total operating expenses during the three months ended January 31, 2011 were $44,102, compared to total operating expenses of $185,788 during the same period in fiscal 2010. Our total operating expenses from our inception on June 5, 2006 to January 31, 2011 were $11,413,482.

Our total operating expenses during the three months ended January 31, 2011 consisted of $989 in amortization of property and equipment, $22,101 in consulting fees, $4,398 foreign exchange loss, $8,129 in general and administrative expenses and $8,485 in professional fees.

Our total operating expenses during the three months ended January 31, 2010 consisted of $1,889 in advertising and marketing expenses, $1,739 in amortization of intangible assets, $2,730 in amortization of property and equipment, $16,166 in consulting fees, $6,718 in foreign exchange loss, $27,720 in general and administrative expenses, $45,000 in management fees, $80,979 in professional fees and $2,847 in research and development expenses.

Our total operating expenses from our inception on June 5, 2006 to January 31, 2011 consisted of $191,480 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $37,163 in amortization of property and equipment, $2,170,838 in consulting fees, $258,598 in foreign exchange loss, $1,076,343 in general and administrative expenses, $3,274,110 in impairment of goodwill, $2,219,724 in impairment of intangible assets, $1,162,596 in management fees, $29,516 in payroll expenses, $656,616 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended January 31, 20101 was primarily due to decreases in our professional fees, management fees and general administrative expenses.

During the three months ended January 31, 2011 we incurred a net loss of $63,909, compared to a net loss of $251,861 during the same period in fiscal 2010. We did no incur any net loss per share during either of those periods. Our net loss from our inception on June 5, 2006 to January 31, 2011 was $13,474,238.

Liquidity and Capital Resources

As of January 31, 2011 we had $647 in cash, $3,253 in total assets, $1,617,368 in total liabilities and a working capital deficit of $1,616,721. As of January 31, 2011 we had an accumulated deficit of $13,557,710.

During the three months ended January 31, 2011 we spent $6,911 on operating activities, compared to spending of $24,458 on operating activities during the same period in fiscal 2010. The decrease in our expenditures on operating activities during the three months ended January 31, 2011 was due to a number of changes in our operating assets and liabilities as well as adjustments to reconcile our net loss to net cash used in our operating activities. During the current period, we did not raise any new cash financing and only had limited cash flows, whereas during the prior period we receiwed $101,122 in financing to support our operating costs. From our inception on June 5, 2006 to January 31, 2011 we spent $2,662,210 on operating activities.

During the three months ended January 31, 2011 we did not spend any money on investing activities, whereas we spent $2,897 on investing activities during the same period in fiscal 2010. From our inception on June 5, 2006 to January 31, 2011 we spent $1,328,908 on investing activities, the bulk of which was in the form of advances for notes receivable ($1,114,182) and the acquisition of intangible assets ($182,687).

During the three months ended January 31, 2011 we received did not receive any money from financing activities, whereas we received $101,122 from financing activities during the same period in fiscal 2010. The decrease in our receipts from financing activities during the three months ended January 31, 2011 was primarily due to decreases of $75,000 in proceeds from notes payable and $50,372 in proceeds from related parties. From our inception on June 5, 2006 to January 31, 2011 we received $3,936,903 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock.

For the next 12 months (beginning March 2011), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

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

We will require approximately $1,700,000 over the next 12 months to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three months ended January 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Employees

We do not currently have any employees, but we engage consultants to provide us with legal, accounting, management, marketing, sales and software development services.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our annual report for the year ended October 31, 2010.

During the three months ended January 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities

During the three months ended January 31, 2011 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2011	On4 Communications, Inc.

	By:	/s/ Gord Jessop
Gord Jessop
President, Chief Operating Officer