Form 10-Q
period 2011-04-30
ON4 COMMUNICATIONS INC.
filed 2011-06-17
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of June 17, 2011 the registrant’s outstanding common stock consisted of 66,602,490 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited interim financial statements of On4 Communications, Inc. (“we”, “our”, “us”) follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS, INC.
Financial Statements
Six Months Ended April 30, 2011
(Expressed in US dollars)

On4 Communications, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	October 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	588	7,558

Total Current Assets	588	7,558

Investment (Note 4)	1	–
Property and equipment (Note 5)	1,609	3,594

Total Assets	2,198	11,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	586,439	625,086
Accrued interest payable	179,527	138,514
Due to related parties (Note 6)	360,814	327,049
Notes payable (Note 7)	468,895	467,018

Total Liabilities	1,595,675	1,557,667

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.0001 par value; 66,602,490 shares issued and outstanding	6,660	6,660

Additional paid-in capital	11,866,935	11,870,626

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(13,537,072)	(13,493,801)

Total Stockholders’ Deficit	(1,593,477)	(1,546,515)

Total Liabilities and Stockholders’ Deficit	2,198	11,152

(The accompanying notes are an integral part of these financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Six Months Ended	For The Six Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Advertising and marketing	–	3,759	–	5,648	182,182
Amortization of intangible assets	–	1,738	–	3,477	17,989
Amortization of property and equipment	241	1,960	483	3,920	33,765
Consulting fees	(21,000)	315,531	(2,191)	315,531	2,136,862
Foreign exchange loss	12,533	23,778	16,061	27,544	265,666
General and administrative	7,403	41,438	15,501	68,361	1,070,754
Impairment of goodwill	–	–	–	–	3,274,110
Impairment of intangible assets	–	–	–	–	2,219,724
Management fees (Note 6(b))	–	45,000	–	90,000	1,162,596
Payroll	–	–	–	–	3,566
Professional fees	30,014	74,524	38,498	158,302	650,846
Research and development	–	2,836	–	5,683	318,360

Total Expenses	29,191	510,564	68,352	678,466	11,336,420

Operating Loss	(29,191)	(510,564)	(68,352)	(678,466)	(11,336,420)

Other Income (Expense)

(Loss) Gain on settlement of debt	–	(43,911)	–	(43,911)	646,994
Interest and other income	–	–	–	–	181,682
Interest expense	(23,861)	(100,049)	(43,668)	(129,825)	(625,892)
Write-off of note receivable	–	–	–	–	(1,114,182)

Total Other Income (Expense)	(23,861)	(143,960)	(43,668)	(173,736)	(911,398)

Loss from Continuing Operations	(53,052)	(654,524)	(112,020)	(852,202)	(12,247,818)

Discontinued Operations (Note 3)

Loss from discontinued operations	(3,144)	(40,250)	(8,085)	(94,433)	(1,282,616)
Gain on disposal of discontinued operations	76,834	–	76,834	–	76,834

Gain (Loss) on Discontinued Operations	73,690	(40,250)	68,749	(94,433)	(1,205,782)

Net Income (Loss)	20,638	(694,774)	(43,271)	(946,635)	(13,453,600)

Net Income (Loss) Per Share – Basic and Diluted
Continuing operations	–	(0.01)	–	(0.01)
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	99,875,000	52,021,000	66,602,490	99,875,000

(The accompanying notes are an integral part of these financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For The Six Months Ended April 30, 2011 $	For The Six Months Ended April 30, 2010 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2011 $

Operating Activities

Net loss from continuing operations	(112,020)	(852,202)	(12,247,818)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	76,782	75,000
Amortization of property and equipment	483	3,920	33,765
Amortization of intangible assets	–	1,695	17,989
Gain on settlement of debt	–	39,469	(650,316)
Impairment of goodwill	–	–	3,274,109
Impairment of intangible assets	–	–	2,219,724
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	528,000
Stock-based compensation	(3,691)	312,031	1,136,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	9,100	(5,431)
Prepaid expenses and deposits	–	(19,359)	(10,678)
Accounts payable and accrued liabilities	16,603	140,354	791,269
Accrued interest payable	41,013	78,863	398,798
Deferred revenue	–	(9,100)	–
Due to related parties	35,642	85,945	558,278

Net Cash Used In Operating Activities	(21,970)	(132,502)	(2,675,746)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	–	(2,897)	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	–	(2,897)	(1,328,908)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	75,000	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	81,372	561,935
Repayments to related parties	–	(39,780)	(84,780)
Cash from disposition of subsidiary	15,000	–	15,709
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	15,000	116,592	3,951,903

Effects of Exchange Rate Changes on Cash	–	18,781	54,862

Net Cash (Used in) Provided by Discontinued Operations:

Operating Activities	–	(274)	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687

	–	–	(1,523)

(Decrease) Increase in Cash	(6,970)	(300)	588

Cash - Beginning of Period	7,558	473	–

Cash - End of Period	588	173	588

Supplemental Disclosures
Interest paid	–	–	1,250
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
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

The Company is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company had two wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online. On March 16, 2011, the Company disposed of these two subsidiaries in consideration for $15,000 and 6,300 shares of the acquirer’s common stock. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2011, the Company has a working capital deficiency of $1,595,087, and has accumulated losses totaling $13,537,072 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Summary of Significant Accounting Principles

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars, unless otherwise noted.  The Company’s fiscal year end is October 31.

Interim Financial Statements

The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended October 31, 2010. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
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
Notes to the Financial Statements
April 30, 2011
(Expressed in US dollars)
(unaudited)

2.  Summary of Significant Accounting Principles (continued)

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. For the six month period ended April 30, 2011, advertising costs were $nil (2010 - $5,648).

Investment

The Company accounts for the investment described in Note 4 pursuant to ASC 320, Debt and Equity Securities.  As the fair value of the investment is nominal, not readily determinable, and the estimation of fair value is not practicable, the Company has recorded the fair value at $1.

Earnings Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011 and 2010, the Company had no items representing comprehensive income/loss.

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
Notes to the Financial Statements
April 30, 2011
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

The Company’s financial instruments consist primarily of cash, investment securities, accounts payable, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
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

As a result of the Company’s disposal of PetsMobility, all operations related to the former subsidiary have been classified as discontinued operations.  Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the statement of cash flows categories

The results of PetsMobility’s discontinued operations are summarized as follows:

	For The Three Months	For The Three Months	For The Six Months	For The Six Months	Accumulated from June 5, 2006
	Ended	Ended	Ended	Ended	(Inception)
	April 30,	April 30,	April 30,	April 30,	To April 30,
	2011	2010	2011	2010	2011

Revenue	–	3,574	–	6,744	6,744

Expenses

Advertising and marketing	–	–	–	–	44,748
Amortization of property and equipment	–	–	–	–	9,709
Consulting fees	–	–	–	–	245,685
Foreign exchange loss	–	–	–	–	27
General and administrative	–	348	–	5,311	62,342
Impairment of intangible assets	–	–	–	–	651,800
Management fees	–	–	–	–	51,000
Professional fees	–	–	–	–	28,802
Payroll	–	–	–	16,838	16,838
Research and development	–	–	–	–	79,354

Total Expenses	–	348	–	22,149	1,190,305

Operating Income (Loss)	–	3,574	–	(15,405)	(1,183,561)

Other Income (Expenses)

Loss on settlement of debt	–	–	–	–	(1,120)
Interest and other income	–	–	–	–	3,166

Net Income (Loss) from Discontinued Operations	–	3,226	–	(15,405)	(1,181,515)

On March 16, 2011, the Company disposed of its wholly owned subsidiaries, Sound Revolution Recordings Inc. and Charity Tunes Inc., in consideration for $15,000 and 6,300 shares of the acquirer’s common stock.

As a result of the Company’s disposal of Sound Revolution Recordings Inc. and Charity Tunes Inc., all operations related to the former subsidiaries have been classified as discontinued operations. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the statement of cash flows categories.

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Expressed in US dollars)
(unaudited)

3.  Discontinued Operations (continued)

The results of Sound Revolution Recordings Inc. and Charity Tunes Inc. discontinued operations are summarized as follows:

	For The Three Months	For The Three Months	For The Six Months	For The Six Months	Accumulated from June 5, 2006
	Ended	Ended	Ended	Ended	(Inception)
	April 30,	April 30,	April 30,	April 30,	To April 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	69,645	–	124,474	222,866
	–	32,064	–	59,219	97,230
	–	37,581	–	65,255	125,636

Expenses

Advertising and marketing	–	–	–	–	9,298
Amortization of property and equipment	1,121	747	373	1,517	4,162
Consulting fees	5,534	3,876	2,242	17,243	15,218
Foreign exchange loss	1,430	4,283	529	7,235	6,025
General and administrative	–	151	–	948	12,961
Professional fees	–	–	–	–	35,783
Payroll	–	–	–	–	25,950

Total Expenses	8,085	9,057	3,144	26,943	109,397

Operating Income (Loss)	(8,085)	28,524	(3,144)	38,312	16,239

Other Income (Expenses)

Gain on settlement of debt	–	–	–	4,442	4,442
Interest expense	–	(72,000)	–	(121,782)	(121,782)

Net Income (Loss) from Discontinued Operations	(8,085)	(43,476)	(3,144)	(79,028)	(101,101)

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Expressed in US dollars)
(unaudited)

4.  Investment

On March 16, 2011, the Company acquired 6,300 common shares of a private company in conjunction with the disposal of two of its subsidiaries. The investment represents less than 1% of the outstanding shares of the private company. The investment is recorded at a nominal amount of $1 as the value of the shares is nominal, there are no quoted market prices for this investment and a reasonable estimate of the fair value was not practicable.

5.  Property and Equipment

			April 30,	October 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	–	–	–	1,502
Office equipment	26,037	24,428	1,609	2,092
	26,037	24,428	1,609	3,594

6.  Related Party Transactions

a)
As at April 30, 2011, the Company owed $360,814 (October 31, 2010 - $327,049) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)	During the six month period ended April 30, 2011, the Company incurred $nil (2010 - $90,000) of management fees to the former President of the Company.

7.  Notes Payable

	April 30, 2011 $	October 31, 2010 $

Bling Capital Corp., unsecured, and due on demand.	26,415	24,538

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	468,895	467,018

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Expressed in US dollars)
(unaudited)

8.  Share Purchase Warrants

As at April 30, 2011, and October 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
330,705	$0.90	July 24, 2011

1,786,705

9.  Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years. Pursuant to the option agreement, 1,500,000 options vest immediately, 250,000 options vest on June 1, 2010 and the remaining 250,000 options vest on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the six month period ending April 30, 2011, stock-based compensation expense was reduced by $3,691.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, October 31, 2009	625,000	0.78

Granted	2,000,000	0.15

Outstanding, October 31, 2010 and April 30, 2011	2,625,000	0.30	4.96	–

On4 Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Expressed in US dollars)
(unaudited)

9.  Stock Options (continued)

A summary of the status of the Company’s non-vested shares as of April 30, 2011, and changes during the three month period ended April 30, 2011 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value $

Non-vested, October 31, 2010	250,000	0.19
Vested	(250,000)	0.19

Non-vested, April 30, 2011	–	–

Additional information regarding stock options as of April 30, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,000,000	0.15	March 3, 2015

2,625,000

At April 30, 2011, the Company had no unvested options or unrecognized compensation expense.

10.  Commitments

a)
On February 23, 2010, the Company entered into a trademark license agreement (the “Agreement”)  Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency and beacon technology. Other applications that are covered under the Agreement include offenders monitoring; elderly, medical, teens and children tracking; public safety officers; executives; cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico.  The Agreement expires on February 1, 2015.

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

The following discussion should be read in conjunction with our interim unaudited financial statements and the notes thereto that appear elsewhere in this quarterly report. All currency references in this quarterly report are to U.S. dollars unless otherwise noted.

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

On March 16, 2011 we sold our interest in Charity Tunes and Sound Revolution Recordings Inc. to Empire Success, LLC, a private Nevada limited liability company (“Empire”), in exchange for $15,000 and 6,300 shares of Empire’s common stock. As a result, we currently have no subsidiaries.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended April 30, 2011 (unaudited) ($)	Three Months Ended April 30, 2010 (unaudited) ($)	Six Months Ended April 30, 2011 (unaudited) ($)	Six Months Ended April 30, 2010 (unaudited) ($)	Accumulated from June 5, 2006 (Date of Inception) to April 30, 2011 (unaudited) ($)
Revenue	-	-	-	-	-
Total Expenses	29,191	510,564	68,352	678,466	11,336,420
Net Income (Loss)	20,638	(694,774)	(43,271)	(946,635)	(13,453,600)

Three Months Ended April 30, 2011 and April 30, 2010, and the Period from June 5, 2006 (Date of Inception) to April 30, 2011

From our inception on June 5, 2006 to April 30, 2011, we did generate any revenue.

Our total expenses during the three months ended April 30, 2011 were $29,191, compared to total expenses of $510,564 during the same period in fiscal 2010. Our total expenses from our inception on June 5, 2006 to April 30, 2011 were $11,336,420.

Our total expenses during the three months ended April 30, 2011 consisted of $241 in amortization of property and equipment, $12,533 in foreign exchange loss, $7,403 in general and administrative expenses and $30,014 in professional fees, as offset by the recovery of $21,000 in consulting fees. During this period we also incurred $23,681 in other expenses, all of which were in the form of interest expenses.

Our total expenses during the three months ended April 30, 2010 consisted of $3,759 in advertising and marketing expenses, $1,738 in amortization of intangible assets, $1,960 in amortization of property and equipment, $315,531 in consulting fees, $23,778 in foreign exchange loss, $41,438 in general and administrative expenses, $45,000 in management fees, $74,524 in professional fees and $2,836 in research and development expenses. During this period we also incurred $143,960 in other expenses, including $100,049 in interest expenses and $43,911 in loss on the settlement of debt.

Our total expenses from our inception on June 5, 2006 to April 30, 2011 consisted of $182,182 in advertising and marketing expenses, $17,989 in amortization of intangible assets, $33,765 in amortization of property and equipment, $2,136,862 in consulting fees, $265,666 in foreign exchange loss, $1,070,754 in general and administrative expenses, $3,274,110 in impairment of goodwill, $2,219,724 in impairment of intangible assets, $1,162,596 in management fees, $3,566 in payroll expenses, $650,846 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended April 30, 2011 was primarily due to decreases in our consulting fees, professional fees, management fees and general administrative expenses.

During the three months ended April 30, 2011 we incurred a $53,052 loss from continuing operations, received a gain of $73,690 from discontinued operations and received net income of $20,538. During the same period in fiscal 2010 we incurred a $654,524 loss from continuing operations, incurred a $40,250 loss from discontinued operations and incurred a net loss of $694,774. We did not experience any net loss per share during the three months ended April 30, 2011, whereas we experienced a net loss per share from continuing operations of $0.01 during the same period in our prior fiscal year. From our inception on June 5, 2006 to April 30, 2011 we incurred a $12,247,818 loss from continuing operations, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $13,453,600.

Six Months Ended April 30, 2011 and April 30, 2010

Our total expenses during the six months ended April 30, 2011 were $68,352, compared to total expenses of $678,466 during the same period in fiscal 2010.

Our total expenses during the six months ended April 30, 2011 consisted of $483 in amortization of property and equipment, $16,061 in foreign exchange loss, $15,501 in general and administrative expenses and $38,498 in professional fees, as offset by the recovery of $2,191 in consulting fees. During this period we also incurred $43,668 in other expenses, all of which was in the form of interest expenses.

Our total expenses during the six months ended April 30, 2010 consisted of $5,648 in advertising and marketing expenses, $3,477 in amortization of intangible assets, $3,920 in amortization of property and equipment, $315,531 in consulting fees, $27,544 in foreign exchange loss, $68,361 in general and administrative expenses, $90,000 in management fees, $158,302 in professional fees and $5,683 in research and development expenses. During this period we also incurred $173,736 in other expenses, including $129,825 in interest expenses and $43,911 in loss on the settlement of debt.

The decrease in our operating expenses during the six months ended April 30, 2011 was primarily due to decreases in our consulting fees, professional fees, management fees and general administrative expenses.

During the six months ended April 30, 2011 we incurred a $112,020 loss from continuing operations, received a gain of $68,749 from discontinued operations and incurred a net loss of $43,271. During the same period in fiscal 2010 we incurred a $852,202 loss from continuing operations, incurred a $94,433 loss from discontinued operations and incurred a net loss of $946,635. We did not experience any net loss per share during the six months ended April 30, 2011, whereas we experienced a net loss per share from continuing operations of $0.01 during the same period in our prior fiscal year.

Liquidity and Capital Resources

As of April 30, 2011 we had $588 in cash, $2,198 in total assets, $1,595,675 in total liabilities and a working capital deficit of $1,595,087. As of January 31, 2011 we had an accumulated deficit of $13,537,072.

During the six months ended April 30, 2011 we spent $21,970 on operating activities, compared to spending of $132,502 on operating activities during the same period in fiscal 2010. The decrease in our expenditures on operating activities during the six months ended April 30, 2011 was due to a number of changes in our operating assets and liabilities as well as adjustments to reconcile our net loss to net cash used in our operating activities. Notably, our accrued interest payable and amounts due to related parties decreased from $78,863 and $85,945 during the six months ended April 30, 2010, to $41,013 and $35,462 during the current period, respectively, while our accounts payable and accrued liabilities similarly decreased from $140,354 to $16,603. From our inception on June 5, 2006 to April 30, 2011 we spent $2,675,746 on operating activities.

During the six months ended April 30, 2011 we did not spend any money on investing activities, whereas we spent $2,897 on investing activities during the same period in fiscal 2010. From our inception on June 5, 2006 to April 30, 2011 we spent $1,328,908 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182 and the acquisition of intangible assets of $182,687.

During the six months ended April 30, 2011 we received $15,000 from financing activities, all of which was in the form of proceeds from the disposition of our former subsidiaries, whereas we received $116,592 from financing activities during the same period in fiscal 2010. The decrease in our receipts from financing activities during the six months ended April 30, 2011 was primarily due to decreases of $75,000 in proceeds from notes payable and $81,372 in proceeds from related parties, as offset by spending of $39,780 on repayments to related parties. From our inception on June 5, 2006 to April 30, 2011 we received $3,951,903 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock.

For the next 12 months (beginning July 2011), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

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

Going Concern

Our financial statements for the six months ended April 30, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the six months ended April 30, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Foreign Currency Translation

Our functional currency and our reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

During the three months ended April 30, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

During the three months ended April 30, 2011 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1	Acquisition Agreement between On4 Communications, Inc. and Empire Success, LLC dated March 16, 2011
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

Date: June 17, 2011	On4 Communications, Inc.

	By:	/s/ Gord Jessop
Gord Jessop
President, Chief Operating Officer