Form 10-Q
period 2011-07-31
ON4 COMMUNICATIONS INC.
filed 2011-09-19
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16413 N. 91 Street, C 100, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

480-619-5510
(Registrant’s telephone number, including area code)

N/A
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
[X] YES       [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES       [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES       [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES       [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 66,602,490 common shares issued and outstanding as of September 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS INC.

Financial Statements

Nine Months Ended July 31, 2011

(Expressed in US dollars)

On4 Communications Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	October 31,
	2011	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	613	7,558
Total Current Assets	613	7,558
Investment (Note 4)	1	–
Property and equipment (Note 5)	1,368	3,594
Total Assets	1,982	11,152
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	601,408	625,086
Accrued interest payable	201,638	138,514
Due to related parties (Note 6)	379,594	327,049
Notes payable (Note 7)	468,690	467,018
Total Liabilities	1,651,330	1,557,667
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)
Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.0001 par value; 66,602,490 shares issued and outstanding	6,660	6,660
Additional paid-in capital	11,866,935	11,870,626
Common stock issuable	70,000	70,000
Deficit accumulated during the development stage	(13,592,943)	(13,493,801)
Total Stockholders’ Deficit	(1,649,348)	(1,546,515)
Total Liabilities and Stockholders’ Deficit	1,982	11,152

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	For The	For The	For The	For The	Accumulated From
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–
Costs of Sales	–	–	–	–	–
Gross margin	–	–	–	–	–
Operating Expenses
Advertising and marketing	–	–	–	5,648	182,182
Amortization of intangible assets	–	1,739	–	5,216	17,989
Amortization of property and equipment	242	(546)	725	3,374	34,007
Consulting fees	–	(5)	(2,191)	323,034	2,136,862
Foreign exchange loss	(666)	(1,410)	15,395	26,134	265,000
General and administrative	7,288	32,653	22,789	101,014	1,078,042
Impairment of goodwill	–	–	–	–	3,274,110
Impairment of intangible assets	–	–	–	–	2,219,724
Management fees (Note 6(b))	–	45,000	–	135,000	1,162,596
Payroll	–	–	–	–	3,566
Professional fees	15,366	51,011	53,864	209,313	666,212
Research and development	–	1,749	–	7,432	318,360
Total Operating Expenses	22,230	130,191	90,582	816,165	11,358,650
Operating Loss	(22,230)	(130,191)	(90,582)	(816,165)	(11,358,650)
Other Income (Expense)
Gain on settlement of debt	1,985	469,506	1,985	425,595	648,979
Interest and other income	–	–	–	–	181,682
Interest expense	(35,626)	(12,987)	(79,294)	(142,812)	(661,518)
Write-off of note receivable	–	–	–	–	(1,114,182)
Total Other Income (Expense)	(33,641)	456,519	(77,309)	282,783	(945,039)
Gain (Loss) from Continuing Operations	(55,871)	326,328	(167,891)	(533,385)	(12,303,689)
Discontinued Operations (Note 3)
Gain (loss) from discontinued operations	–	42,048	(8,085)	(52,385)	(1,282,616)
Gain on disposal of discontinued operations	–	–	76,834	–	76,834
Gain (Loss) on Discontinued Operations	–	42,048	68,749	(52,385)	(1,205,782)
Net Income (Loss)	(55,871)	368,376	(99,142)	(585,767)	(13,509,471)
Net Income (Loss) Per Share – Basic and Diluted
Continuing operations	–	0.01	–	(0.01)
Discontinued operations	–	–	–	–
Weighted Average Shares Outstanding	66,602,000	62,045,000	66,602,000	71,722,000

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated From
			June 5, 2006
	For The Nine Months	For The Nine Months	(Date of Inception)
	Ended July 31,	Ended July 31,	to July 31,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss from continuing operations	(167,891)	(585,767)	(12,303,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	76,782	75,000
Amortization of property and equipment	725	3,374	34,007
Amortization of intangible assets	–	5,216	17,989
Gain on settlement of debt	(1,985)	(430,037)	(652,301)
Impairment of goodwill	–	–	3,274,109
Impairment of intangible assets	–	–	2,219,724
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	528,000
Stock-based compensation	(3,691)	319,534	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	64,737	(5,431)
Prepaid expenses and deposits	–	(6,346)	(10,678)
Accounts payable and accrued liabilities	33,556	128,562	808,222
Accrued interest payable	63,124	189,966	420,909
Deferred revenue	–	(58,264)	–
Due to related parties	54,217	159,308	576,853
Net Cash Used In Operating Activities	(21,945)	(132,935)	(2,675,721)
Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	–	(2,897)	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	–	(2,897)	(1,328,908)
Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	75,000	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	81,472	561,935
Repayments to related parties	–	(39,780)	(84,780)
Cash from disposition of subsidiary	15,000	–	15,709
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	15,000	116,692	3,951,903
Effects of Exchange Rate Changes on Cash	–	18,780	54,862
Net Cash (Used in) Provided by Discontinued Operations:
Operating Activities	–	–	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687
	–	–	(1,523)
(Decrease) Increase in Cash	(6,945)	(360)	613
Cash - Beginning of Period	7,558	473	–
Cash - End of Period	613	113	613
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
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

On4 is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company had two wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online. On March 16, 2011, the Company disposed its two wholly owned subsidiaries, Sound Revolution Recordings Inc., and Charity Tunes Inc., in consideration for $15,000 and 6,300 shares of the acquirer’s common stock. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2011, the Company has a working capital deficiency of $1,650,717 and has accumulated losses totaling $13,592,943 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted. The Company’s fiscal year end is October 31.

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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. For the nine month period ended July 31, 2011, advertising costs were $nil (2010 - $5,648).

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2011 and 2010, the Company had no items representing comprehensive income/loss.

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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
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

As a result of the Company’s disposal of PetsMobility, all operations related to the former subsidiary have been classified as discontinued operations. Cash flows from discontinued operations were not material and were combined with cash flows from continuing operations within the consolidated statement of cash flows categories

The results of PetsMobility’s discontinued operations are summarized as follows:

	For The	For The	For The	For The	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	To July 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$
Revenue	–	–	–	6,744	6,744
Expenses
Advertising and marketing	–	–	–	–	44,748
Amortization of property and equipment	–	–	–	–	9,709
Consulting fees	–	–	–	–	262,523
Foreign exchange loss	–	–	–	–	27
General and administrative	–	–	–	5,311	45,505
Impairment of intangible assets	–	–	–	–	651,800
Management fees	–	–	–	–	51,000
Professional fees	–	–	–	–	28,802
Payroll	–	–	–	16,838	16,838
Research and development	–	–	–	–	79,354
Total Expenses	–	–	–	22,149	1,190,306
Operating Income (Loss)	–	–	–	(15,405)	(1,183,562)
Other Income (Expenses)
Loss on settlement of debt	–	–	–	–	(1,120)
Interest and other income	–	–	–	–	3,166
Net Income (Loss) from Discontinued
Operations	–	–	–	(15,405)	(1,181,516)

On March 16, 2011, the Company disposed of its wholly owned subsidiaries, Sound Revolution Recordings Inc., and Charity Tunes Inc., in consideration for $15,000 and 6,300 shares of the acquirer’s common stock.

As a result of the Company’s disposal of Sound Revolution Recordings Inc., and Charity Tunes Inc., all operations related to the former subsidiaries have been classified as discontinued operations.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Expressed in US dollars)
(unaudited)

3.	Discontinued Operations

The results of Sound Revolution Recordings Inc., and Charity Tunes Inc., discontinued operations are summarized as follows:

	For The	For The	For The	For The	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	To July 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$
Revenue	–	47,617	–	172,091	222,866
Cost of sales	–	6,241	–	65,460	97,230
Gross margin	–	41,376	–	106,631	125,636
Expenses
Advertising and marketing	–	–	–	–	9,298
Amortization of property and equipment	–	747	1,121	2,264	4,162
Consulting fees	–	–	5,534	20,042	15,218
Foreign exchange loss	–	(1,575)	1,430	5,660	6,025
General and administrative	–	156	–	1,104	12,961
Professional fees	–	–	–	(2,799)	35,783
Payroll	–	–	–	–	25,950
Total Expenses	–	(672)	8,085	26,271	109,397
Operating Income (Loss)	–	42,048	(8,085)	80,360	16,239
Other Income (Expenses)
Gain on settlement of debt	–	–	–	4,442	4,442
Interest expense	–	–	–	(121,782)	(121,782)
Net Income (Loss) from Discontinued
Operations	–	42,048	(8,085)	(36,980)	(101,101)

4.	Investment

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

5.	Property and Equipment

			July 31,	October 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	–	–	–	1,502
Office equipment	26,037	24,669	1,368	2,092
	26,037	24,669	1,368	3,594

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Expressed in US dollars)
(unaudited)

6.	Related Party Transactions

a)

As at July 31, 2011, the Company owed $379,594 (October 31, 2010 - $327,049) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	b)	During the nine month period ended July 31, 2011, the Company incurred $nil (2010 - $135,000) of management fees to the former President of the Company.

7.	Notes Payable

	July 31,	October 31,
	2011	2010
	$	$
Bling Capital Corp., unsecured, and due on demand.	26,210	24,538
Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000
Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500
	468,690	467,018

8.	Share Purchase Warrants

As at July 31, 2011 and October 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,300,000	$0.50	July 23, 2012
78,000	$0.50	February 28, 2013
78,000	$0.50	February 28, 2013
1,456,000

9.	Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years. Pursuant to the option agreement, 1,500,000 options vested immediately, 250,000 options vested on June 1, 2010 and the remaining 250,000 options vested on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the nine month period ending July 31, 2011, stock-based compensation expense was reduced by $3,691.

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$
Outstanding, October 31, 2009	625,000	0.78
Granted	2,000,000	0.15
Outstanding, October 31, 2010 and July 31, 2011	2,625,000	0.30	4.22	–

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Expressed in US dollars)
(unaudited)

9.	Stock Options (continued)

A summary of the status of the Company’s non-vested shares as of July 31, 2011, and changes during the nine month period ended July 31, 2011 is presented below:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Options	$
Non-vested, October 31, 2010	250,000	0.19
Vested	(250,000)	0.19

Non-vested, July 31, 2011	–	–

Additional information regarding stock options as of July 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,000,000	0.15	March 3, 2015
2,625,000

At July 31, 2011, the Company had no unvested options or unrecognized compensation expense.

10.	Commitments

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean On4 Communications Inc., a Delaware corporation, unless otherwise indicated.

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

On March 16, 2011 we sold our interest in Charity Tunes and Sound Revolution to Empire Success, LLC, a private Nevada limited liability company, in exchange for $15,000 and 6,300 shares of Empire’s common stock. As a result, we currently have no subsidiaries.

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

Results of Operations

Our results of operations are presented below:

Accumulated
from
	Three	Three	Nine	Nine	June 5, 2006
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Expenses	22,230	130,191	90,582	816,165	11,358,650
Net Income (Loss)	(55,871)	368,376	(99,142)	(585,767)	(13,509,471)

Three Months Ended July 31, 2011 and July 31, 2010, and the Period from June 5, 2006 (Date of Inception) to July 31, 2011

From our inception on June 5, 2006 to July 31, 2011, we did not generate any revenue.

Our total expenses during the three months ended July 31, 2011 were $22,230, compared to total expenses of $130,191 during the same period in fiscal 2010. Our total expenses from our inception on June 5, 2006 to April 30, 2011 were $11,358,650.

Our total expenses during the three months ended June 31, 2011 consisted of $242 in amortization of property and equipment, $7,288 in general and administrative expenses and $15,366 in professional fees, offset by the recovery of $666 in foreign exchange loss. During this period we also incurred $33,641 in other expenses, the majority of which were in the form of interest expenses.

Our total expenses during the three months ended July 31, 2010 consisted of $1,739 in amortization of intangible assets, $32,653 in general and administrative expenses, $45,000 in management fees, $51,011 in professional fees and $1,749 in research and development expenses offset by the recovery of $546 in amortization of property and equipment, $5 in consulting fees and $1,410 in foreign exchange loss. During this period we also incurred $456,519 in other expenses, including $12,987 in interest expenses offset by the recovery of $469,506 from the settlement of debt.

Our total expenses from our inception on June 5, 2006 to July 31, 2011 consisted of $182,182 in advertising and marketing expenses, $17,989 in amortization of intangible assets, $34,007 in amortization of property and equipment, $2,136,862 in consulting fees, $265,000 in foreign exchange loss, $1,078,042 in general and administrative expenses, $3,274,110 in impairment of goodwill, $2,219,724 in impairment of intangible assets, $1,162,596 in management fees, $3,566 in payroll expenses, $666,212 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended July 31, 2011 was primarily due to decreases in amortization of intangible assets, general and administrative expenses, management fees, professional fees and research and development.

During the three months ended July 31, 2011 we incurred a $22,230 operating loss, and a net loss of $55,871. During the same period in fiscal 2010 we incurred a net income of $368,376. We did not experience any net loss per share during the three months ended July 31, 2011 and we experienced a net income per share from continuing operations of $0.01 during the same period in our prior fiscal year. From our inception on June 5, 2006 to July 31, 2011 we incurred a $12,303,689 loss from continuing operations, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $13,509,471.

Nine Months Ended July 31, 2011 and July 31, 2010

Our total expenses during the nine months ended July 31, 2011 were $90,582, compared to total expenses of $816,165 during the same period in fiscal 2010.

Our total expenses during the nine months ended July 31, 2011 consisted of $725 in amortization of property and equipment, $15,395 in foreign exchange loss, $22,789 in general and administrative expenses and $53,864 in professional fees, as offset by the recovery of $2,191 in consulting fees. During this period we also incurred $77,309 in other expenses, all of which was in the form of interest expenses offset by the recovery of $1,985 gain on settlement of debt.

Our total expenses during the nine months ended July 31, 2010 consisted of $5,648 in advertising and marketing expenses, $5,216 in amortization of intangible assets, $3,374 in amortization of property and equipment, $323,034 in consulting fees, $26,134 in foreign exchange loss, $101,014 in general and administrative expenses, $135,000 in management fees, $209,313 in professional fees and $7,432 in research and development expenses. During this period, we recorded $425,595 in gain on settlement of debt, offset by $142,812 in interest expenses.

The decrease in our operating expenses during the nine months ended July 31, 2011 was primarily due to a decrease in amortization of intangible assets, amortization of property and equipment, foreign exchange loss, general and administrative expenses, management fees, professional fees and research and development.

During the nine months ended July 31, 2011 we incurred a $167,891 loss from continuing operations, received a gain of $68,749 from discontinued operations and incurred a net loss of $99,142. During the same period in fiscal 2010 we incurred a net loss of $585,767. We did not experience any net loss per share during the nine months ended July 31, 2011, whereas we experienced a net loss per share from continuing operations of $0.01 during the same period in our prior fiscal year.

Liquidity and Capital Resources

Working Capital

	At	At	Change between
	July 31,	October 31,	October 31, 2010
	2011	2010	and July 31 , 2011
	($)	($)	($)
Current Assets	613	7,558	(6,945)
Current Liabilities	1,651,330	1,557,667	93,663
Working Capital/(Deficit)	(1,650,717)	(1,550,109)	(100,608)

Cash Flows

			Period from
	Nine Months	Nine Months	Inception (June 5,
	Ended	Ended	2006) to
	July 31, 2011	July 31, 2010	July 31, 2011
	($)	($)	($)
Net Cash used in Operating Activities	(21,945)	(132,935)	(2,675,721)
Net Cash provided by/(used in) Investing Activities	Nil	(2,897)	(1,328,908)
Net Cash provided by Financing Activities	15,000	116,592	3,951,903
Net Increase (Decrease) in Cash During Period	(6,945)	(360)	613

As of July 31, 2011 we had $613 in cash, $1,982 in total assets, $1,651,330 in total liabilities and a working capital deficit of $1,650,717. As of July 31, 2011 we had an accumulated deficit of $13,592,943.

During the nine months ended July 31, 2011 we spent $21,945 on operating activities, compared to spending of $132,935 on operating activities during the same period in fiscal 2010. The decrease in our expenditures on operating activities during the nine months ended July 31, 2011 was due to decreased operating activity due to insufficient cash flows. Notably, our accrued interest payable and accounts receivable decreased from $189,966 and $64,737 during the nine months ended July 31, 2010, to $63,124 and $Nil during the current period, respectively, while our accounts payable and accrued liabilities similarly decreased from $126,298 to $33,557. From our inception on June 5, 2006 to July 31, 2011 we spent $2,675,721 on operating activities.

During the nine months ended July 31, 2011 we did not spend any money on investing activities, whereas we spent $2,897 on investing activities during the same period in fiscal 2010. From our inception on June 5, 2006 to July 31, 2011 we spent $1,328,908 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182 and the acquisition of intangible assets of $182,687.

During the nine months ended July 31, 2011 we received $15,000 from financing activities, all of which was in the form of proceeds from the disposition of our former subsidiaries, whereas we received $116,692 from financing activities during the same period in fiscal 2010. The decrease in our receipts from financing activities during the nine months ended July 31, 2011 was primarily due to decreases of $75,000 in proceeds from notes payable and $81,371 in proceeds from related parties, as offset by spending of $39,789 on repayments to related parties. From our inception on June 5, 2006 to July 31, 2011 we received $3,951,903 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock.

For the next 12 months (beginning August 2011), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

		Estimated
	Potential	Expenses
Description	Completion Date	($)
General and administrative expenses	12 months	250,000
Research and development	12 months	100,000
Sales and marketing	12 months	200,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,700,000

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

Going Concern

Our financial statements for the nine months ended July 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the nine months ended July 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of goodwill and intangible assets, fair value of convertible debt, stock-based compensation, bad debt expenses, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

Our company’s functional currency and its reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50 - Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information was not accumulated and communicated to management, including our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 10, 2011 Saks Tierney, P.A., filed a complaint against our company in Maricopa County (Arizona) Superior Court seeking payment of $17,504.47 in unpaid fees for legal services rendered, plus pre and post-judgement interest at the rate of ten percent (10%) per annum; plus the Saks Tierney’s reasonable attorneys’ fees and costs. We did not respond to the complaint and on June 23, 2011, Saks Tierney submitted an Application for entry of Default. We became in default of the complaint on July 8, 2011 and, on September 9, 2011, Saks Tierney entered a motion to take default judgment against us. Further to our ongoing negotiations with Saks Tierney to arrange a settlement of the unpaid legal fees, Saks Tierney filed a Notice of Dismissal to dismiss the complaint on September 15, 2011.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

Exhibit
No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2009)
3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)
(10)	Material Contracts
10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)
10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.3	Convertible Note between our company and Bacchus Entertainment Ltd. dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.4	Debt Conversion Agreement between our company and Bacchus Entertainment Ltd. dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.5	Loan Agreement between our company and DataTrail Inc. dated October 3, 2007 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2009)
10.6	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.7

Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.8	Debt Conversion Agreement between our company and Gord Jessop dated April 11, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.9	Debt Conversion Agreement between our company and Cameron Robb dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

Exhibit
No.	Description
10.10	Debt Conversion Agreement between our company and On4 Communications, Inc. (Canada) dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.11	Consulting Agreement between our company and Southwest Capital Partners, LLC dated May 7, 2010 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2010)
10.12	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On4 Communications, Inc.

Date: September 19, 2011	By:	/s/ Cameron Robb

Cameron Robb

Chief Executive Officer, Chief Financial
Officer, Chief Operating Officer, Director

(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)