Form 10-Q/A
period 2011-07-31
ON4 COMMUNICATIONS INC.
filed 2011-10-14
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment No. 1

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
[X] YES       [   ] NO

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended July 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 19, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date. In addition, this Amendment modifies certain incidental disclosures made in Item 1 and Item 2 of the Form 10-Q. These changes are limited to the reclassification of certain items contained in the Statement of Cash Flows (and related notes and discussion) for the period ended July 31, 2010, which were made in order to account for certain discontinued operations. No changes have been made to any balances for the current period ended July 31, 2011 and no other material changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

					Accumulated
					From
	For The	For The	For The	For The	June 5, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–
Costs of Sales	–	–	–	–	–

Gross margin	–	–	–	–	–
Expenses
Advertising and marketing	–	–	–	5,648	182,182
Amortization of intangible assets	–	1,739	–	5,216	17,989
Amortization of property and equipment	242	(546)	725	3,374	34,007
Consulting fees	–	(5)	(2,191)	323,034	2,136,862
Foreign exchange loss	(666)	(1,410)	15,395	26,134	265,000
General and administrative	7,288	32,653	22,789	101,014	1,078,042
Impairment of goodwill	–	–	–	–	3,274,110
Impairment of intangible assets	–	–	–	–	2,219,724
Management fees (Note 6(b))	–	45,000	–	135,000	1,162,596
Payroll	–	–	–	–	3,566
Professional fees	15,366	51,011	53,864	209,313	666,212
Research and development	–	1,749	–	7,432	318,360
Total Expenses	22,230	130,191	90,582	816,165	11,358,650

Operating Loss	(22,230)	(130,191)	(90,582)	(816,165)	(11,358,650)
Other Income (Expense)
Gain on settlement of debt	1,985	469,506	1,985	425,595	648,979
Interest and other income	–	–	–	–	181,682
Interest expense	(35,626)	(12,987)	(79,294)	(142,812)	(661,518)
Write-off of note receivable	–	–	–	–	(1,114,182)
Total Other Income (Expense)	(33,641)	456,519	(77,309)	282,783	(945,039)
(Loss) Gain from Continuing Operations	(55,871)	326,328	(167,891)	(533,382)	(12,303,689)
Discontinued Operations (Note 3)
Gain (loss) from discontinued operations	–	42,048	(8,085)	(52,385)	(1,282,616)
Gain on disposal of discontinued operations	–	–	76,834	–	76,834
Gain on Discontinued Operations	–	42,048	68,749	(52,385)	(1,205,782)
Net Income (Loss)	(55,871)	368,376	(99,142)	(585,767)	(13,509,471)

Net Income (Loss) Per Share – Basic and Diluted
Continuing operations	–	0.01	–	(0.01)
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	66,602,000	62,045,000	66,602,000	71,722,000

(The accompanying notes are an integral part of these consolidated financial statements)

On4 Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated From
			June 5, 2006
	For The Nine Months	For The Nine Months	(Date of Inception)
	Ended July 31,	Ended July 31,	to July 31,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss from continuing operations	(167,891)	(533,382)	(12,303,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	75,000	75,000
Amortization of property and equipment	725	3,374	34,007
Amortization of intangible assets	–	5,216	17,989
Gain on settlement of debt	(1,985)	(425,595)	(648,979)
Impairment of goodwill	–	–	3,274,110
Impairment of intangible assets	–	–	2,219,724
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	528,000
Stock-based compensation	(3,691)	319,534	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	58,264	(5,431)
Prepaid expenses and deposits	–	(6,776)	(10,678)
Accounts payable and accrued liabilities	33,556	180,631	804,899
Accrued interest payable	63,124	90,089	420,909
Deferred revenue	–	(58,264)	–
Due to related parties	54,217	159,308	576,853
Net Cash Used In Operating Activities	(21,945)	(132,601)	(2,675,721)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Acquisition of property and equipment	–	(2,897)	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	–	(2,897)	(1,328,908)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	75,000	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	81,372	561,935
Repayments to related parties	–	(39,780)	(84,780)
Cash from disposition of subsidiary	15,000	–	15,709
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	15,000	116,592	3,951,903
Effects of Exchange Rate Changes on Cash	–	18,780	54,862
Net Cash (Used in) Provided by Discontinued Operations:
Operating Activities	–	(234)	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687
	–	(234)	(1,523)
(Decrease) Increase in Cash	(6,945)	(360)	613
Cash - Beginning of Period	7,558	473	–
Cash - End of Period	613	113	613
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011
(Expressed in US dollars)
(unaudited)

3.	Discontinued Operations

The results of Sound Revolution Recordings Inc., and Charity Tunes Inc., discontinued operations are summarized as follows:

	For The	For The	For The	For The	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	To July 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	47,617	–	172,091	222,866
Cost of sales	–	6,241	–	65,460	97,230
Gross margin	–	41,376	–	106,631	125,636
Expenses
Advertising and marketing	–	–	–	–	9,298
Amortization of property and equipment	–	747	1,121	2,264	4,162
Consulting fees	–	–	5,535	20,042	15,218
Foreign exchange loss (gain)	–	(1,575)	1,429	5,660	6,025
General and administrative	–	156	–	1,104	12,960
Professional fees	–	–	–	(2,799)	35,783
Payroll	–	–	–	–	25,950
Total Expenses	–	(672)	8,085	26,271	109,396
Operating Income (Loss)	–	42,048	(8,085)	80,360	16,240
Other Income (Expenses)
Gain on settlement of debt	–	–	–	4,442	4,442
Interest expense	–	–	–	(121,782)	(121,782)
Net Income (Loss) from Discontinued Operations	–	42,048	(8,085)	(36,980)	(101,100)

4.	Investment

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

As at July 31, 2011, the following share purchase warrants were outstanding:

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

Liquidity and Capital Resources

Working Capital

	At	At	Change between
	July 31,	October 31,	October 31, 2010
	2011	2010	and July 31 , 2011
	($)	($)	($)
Current Assets	613	7,558	(6,945)
Current Liabilities	1,651,330	1,557,667	93,663
Working Capital/(Deficit)	(1,650,717)	(1,550,109)	(100,608)

Cash Flows

			Period from
	Nine Months	Nine Months	Inception (June 5,
	Ended	Ended	2006) to
	July 31, 2011	July 31, 2010	July 31, 2011
	($)	($)	($)
Net Cash used in Operating Activities	(21,945)	(132,601)	(2,675,721)
Net Cash provided by/(used in) Investing Activities	Nil	(2,897)	(1,328,908)
Net Cash provided by Financing Activities	15,000	116,592	3,951,903
Net Increase (Decrease) in Cash During Period	(6,945)	(360)	613

As of July 31, 2011 we had $613 in cash, $1,982 in total assets, $1,651,330 in total liabilities and a working capital deficit of $1,650,717. As of July 31, 2011 we had an accumulated deficit of $13,592,943.

During the nine months ended July 31, 2011 we spent $21,945 on operating activities, compared to spending of $132,601on operating activities during the same period in fiscal 2010. The decrease in our expenditures on operating activities during the nine months ended July 31, 2011 was due to decreased operating activity due to insufficient cash flows. Notably, our accrued interest payable and accounts receivable decreased from $90,089 and $58,264 during the nine months ended July 31, 2010, to $63,124 and $Nil during the current period, respectively, while our accounts payable and accrued liabilities similarly decreased from $180,631 to $33,556. From our inception on June 5, 2006 to July 31, 2011 we spent $2,675,721 on operating activities.

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

10.8	Debt Conversion Agreement between our company and Gord Jessop dated April 11, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.9	Debt Conversion Agreement between our company and Cameron Robb dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

Exhibit
No.	Description
10.10	Debt Conversion Agreement between our company and On4 Communications, Inc. (Canada) dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.11	Consulting Agreement between our company and Southwest Capital Partners, LLC dated May 7, 2010 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2010)
10.12	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On4 Communications, Inc.

Date: October 13, 2011	By:	/s/ Cameron Robb

Cameron Robb

Chief Executive Officer, Chief Financial
Officer, Chief Operating Officer, Director

(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)