Form 10-K
period 2011-10-31
ON4 COMMUNICATIONS INC.
filed 2012-02-03
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 102 – 628 West 12th Avenue, British Columbia, Canada	V5Z 1M8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 480.525.4361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [     ]     No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [    ]     No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ]     No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ]     No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]     No[ x ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2011 was $559,386.48 based on a $0.01 closing price for the Common Stock on April 30, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

66,602,490 shares of common stock issued & outstanding as of January 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to On4 Communications, Inc., and, unless otherwise indicated.

Corporate Overview

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. Our address is Suite 102 – 628 West 12th Avenue, Vancouver, British Columbia, Canada V5Z 1M8. Our telephone number is (480) 525-4361.

Our common stock is quoted on the Pink Sheets Quotation system under the symbol “ONCI.PK”.

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

On November 3, 2011 we entered into a binding Letter of Intent (the “LOI”) to acquire 100% of the issued and outstanding shares of NetCents Systems Ltd. (“NetCents”), a private Alberta corporation engaged in the development and implementation of a unique and secure electronic payment system for online merchants and consumers. The Letter of Intent provides for a period of due diligence which will lead to a formal agreement whereby we will acquire 100% of the issued and outstanding capital of NetCents.

On November 4, 2011, in accordance with the terms of the LOI with NetCents, we received the resignation of Cameron Robb as the Company’s Director, Chief Executive Officer and Chief Financial Officer and that of Gord Jessop as the Company’s President and Chief Operating Officer. Concurrently on November 4, 2011, Clayton Moore was appointed as our President and Chief Executive Officer, Ryan Madson as our Chief Operating Officer, Tom Locke as our Chief Financial Officer, Secretary and Treasurer, and John Kaczmarowski as our Chief Technical Officer. Messrs Moore and Madson are shareholders of NetCents and Mr. Moore is the president and director of Net Cents.

Also on November 4, 2011, Clayton Moore, Steve Allmen, and Tom Locke were appointed as directors of the Company.

On December 15th, 2011, we entered into a share exchange agreement with NetCents Systems Ltd., an Alberta company (“NetCents”) and the Selling Shareholders of NetCents. Pursuant to the terms of the Share Exchange Agreement, our Company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our Company.

The following is a description of the material terms and conditions of the Share Exchange Agreement:

1.	We will issue 2 shares of our common stock from treasury for every 1 share of NetCents stock issued and outstanding on the date of closing;

2.	NetCents will receive approval for the share exchange from holders of at least 2/3rds of its voting;

3.

NetCents will have no more than 16,245,421 shares of its common stock issued and outstanding on the closing date of the Share Exchange Agreement. Additional issuances must be authorized by our Company;

4.	the Company and NetCents will be reasonably satisfied with their respective due diligence investigation of each other;

5.

NetCents will have delivered to the Company audited financial statements for its last two fiscal years and any applicable interim period ended no more than 35 days before the closing of the Share Exchange Agreement, prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States; and

6.	NetCents will file all required documentation with the Province of Alberta to effect the share exchange.

Also on December 15, 2011 NetCents received the approval for the Share Exchange Agreement and the share exchange transaction from holders of approximately 76% of its voting securities through written resolution in lieu of holding a meeting.

Our Current Business

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

Subsidiaries

As at the year ended October 31, 2011, we do not have any subsidiaries.

Research and Development Expenditures

We have incurred $nil in research and development expenditures over the last two fiscal years.

Employees

As of October 31, 2011, are only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal offices are located at Suite 102 – 628 West 12th Avenue, Vancouver, British Columbia, Canada V5Z 1M8. Our office space at this location consists of approximately 300 square feet and is provided without charge on a month-to-month basis by our Director, Tom Locke. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.	Legal Proceedings

Other than as set out below, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Pink Sheet Quotation Systems under the symbol “ONCI.PK.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on June 23, 2005 under the symbol “SRVN.OB”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2011	$0.009	$0.0055
July 31, 2011	$0.01	$0.01
April 30, 2011	$0.02	$0.01
January 31, 2011	$0.04	$0.01
October 31, 2010	$0.08	$0.02
July 31, 2010	$0.23	$0.02
April 30, 2010	$0.42	$0.10
January 31, 2010	$0.62	$0.20
October 31, 2009	$ 0.71	$0.21

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, AZ 85251, is the registrar and agent for our common and preferred shares.

On October 31, 2011, the shareholders' list showed 77 registered shareholders, 66,602,490 common shares and no preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2011.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the 2006 Non-Qualified Stock Option Plan described below.

2006 Non-Qualified Stock Option Plan

On September 18, 2006 our directors approved the adoption of our 2006 Non-Qualified Stock Option Plan (amended October 10, 2006) which permits our company to grant up to 1,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,500,000	Nil	Nil
Total	1,500,000	Nil	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2011 and October 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next 12 months we intend to operate as a business development Company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Professional fees	$50,000
Other general administrative expenses	$300,000
Total	$350,000

We believe that we will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There may be some doubt about our ability to continue as a going concern.

Our company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments to discharge our company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations for the Years Ended October 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended October 31, 2011 and 2010.

Our operating results for the years ended October 31, 2011 and 2010 are summarized as follows:

	Year Ended
	October 31,
	2011	2010
Operating Expenses	$(108,238)	$(2,591,291)
Other Income (Expenses)	$43,944	$238,377
Loss from Continuing Operations	$(64,294)	$(2,352,914)
Gain (Loss) from Discontinued Operations	$68,749	$(55,922)
Net Income (Loss)	$4,455	$(2,408,836)

Expenses

Our operating expenses from continuing operations for the years ended October 31, 2011 and 2010 are outlined in the table below:

		Year Ended
		October 31,
		2011	2010
General and Administrative		$35,074	$116,707
Foreign Exchange Loss		$4,902	$28,456
Amortization of property and equipment		$966	$4,294
Consulting Fees		$1,500	$718,632
Impairment of Goodwill	$	Nil	$1,223,708
Professional Fees		$65,796	$248,160

Operating expenses for the year ended October 31, 2011 are equal to 4.2 percent of the expenses incurred by us during fiscal 2010. The higher expenses in fiscal 2010 were primarily the result of greater business activity, higher consulting fees, and impairment of goodwill. During fiscal 2011, the Company had limited operations as it sold its remaining two subsidiaries in March 2011.

Equity Compensation

On September 18, 2006 our directors approved the adoption of our 2006 Non-Qualified Stock Option Plan (amended on October 10, 2006) which permits our company to grant up to 1,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. Other than the aforementioned 2006 Option Plan, we do not have any other equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

		At October 31,
		2011	2010	Percentage
				Increase/(Decrease)
Current Assets	$	Nil	$7,558	n/a
Current Liabilities		$1,546,877	$1,557,667	(1)%
Working Capital		$(1,546,877)	$(1,550,109)	(0.5)%

Cash Flows
		Year Ended
		October 31,
		2011	2010
Net Cash Used in Operating Activities		$(22,558)	$(125,621)
Net Cash Provided by Financing Activities	$	Nil	$116,692
Net Cash Used in Investing Activities		$15,000	$(2,188)
Effect of Exchange Rate Changes	$	Nil	$18,649
Decrease in Cash during the Period		$(7,558)	$(7,085)

As of October 31, 2011, our company had working capital deficit of $1,546,877, which is consistent with the working capital deficit of $1,550,109 as at October 31, 2010. This is due to the fact that the Company had minimal operating activity during the year due to the sale of its subsidiaries and lack of sufficient cash flows.

The decrease in net cash used in operating activities was due to the fact that the Company did not raise any new equity or debt financing to sustain a full year of operating activities. During the year ended October 31, 2011, the Company raised $15,000 in investing activities relating to the proceeds received from the sale of Sound Revolution Recordings Inc. and Charity Tunes Inc. The Company did not have any financing activities during the year.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity dates of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment, consisting primarily of computer hardware and office equipment, is stated at cost and is amortized using the straight-line method over the estimated lives of the related assets of three and five years, respectively.

Intangible Assets

Intangible assets consist of patents and trademarks related to the TX200 mobile communication device. Intangible assets acquired are initially recognized and measured at cost and is being amortized straight-line over the estimated useful life of ten years. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with our fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets are reviewed annually.

Website Development Costs

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to our company’s business operations. Costs are capitalized in accordance with ASC 350-50, Web Site Development Costs, and are amortized on a straight-line basis over the estimated useful life of three years commencing when the internet web site has been completed.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of our estimated useful life. Recoverability is assessed based on the carrying amount of the asset and our fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Investment

Our company accounts for the investment described in Note 4 pursuant to ASC 320, Debt and Equity Securities. As the fair value of the investment is nominal, not readily determinable, and the estimation of fair value is not practicable, our company has recorded the fair value at $1.

Earnings Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Translation

Our company’s functional currency and our reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and our components in the consolidated financial statements. As at October 31, 2011 and 2010, our company had no items representing comprehensive income/loss.

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Our company files federal income tax returns in the United States. Our company may be subject to a reassessment of federal taxes by tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the federal statute of limitations can reach beyond the standard three year period. The statute of limitations in the United States for income tax assessment varies from state to state. Tax authorities have not audited any of our company’s income tax returns.

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the year ended October 31, 2011 and 2010, there were no charges for interest or penalties.

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

Our company’s financial instruments consist primarily of cash, investment securities, accounts payable, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent accounting pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on our company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which our company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a significant impact on our company’s consolidated financial statements.

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Financial Statements

Years Ended October 31, 2011 and 2010

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On4 Communications Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of On4 Communications Inc. (A Development Stage Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenue, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Vancouver, Canada

January 30th, 2012

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	October 31,
	2011	2010
	$	$
ASSETS
Current Assets
Cash	–	7,558
Total Current Assets	–	7,558
Property and equipment (Note 4)	1,126	2,092
Assets held for discontinued operations (Note 3)	–	1,502
Total Assets	1,126	11,152
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	449,566	569,334
Accrued interest payable	223,915	138,514
Due to related parties (Note 5)	405,753	327,049
Notes payable (Note 6)	467,643	467,018
Liabilities held for discontinued operations (Note 3)	–	55,752
Total Liabilities	1,546,877	1,557,667
Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 10)
Subsequent Event (Note 12)
Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.0001 par value; 66,602,490 shares issued and outstanding	6,660	6,660
Additional paid-in capital	11,866,935	11,870,626
Common stock issuable	70,000	70,000
Deficit accumulated during the development stage	(13,489,346)	(13,493,801)
Total Stockholders’ Deficit	(1,545,751)	(1,546,515)
Total Liabilities and Stockholders’ Deficit	1,126	11,152

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Accumulated From
	Year	Year	June 5, 2006
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Operating Expenses
Advertising and marketing	–	10,648	182,182
Amortization of intangible assets	–	6,954	18,138
Amortization of property and equipment	966	4,294	32,436
Consulting fees	1,500	718,632	2,116,266
Foreign exchange loss	4,902	28,456	254,507
General and administrative	35,074	116,707	1,090,328
Impairment of goodwill	–	1,223,708	3,274,109
Impairment of intangible assets	–	–	2,219,724
Management fees (Note 5(b))	–	225,000	1,162,596
Payroll	–	–	29,516
Professional fees	65,796	248,160	678,144
Research and development	–	8,732	318,360
Total Operating Expenses	108,238	2,591,291	11,376,306

Operating Loss	(108,238)	(2,591,291)	(11,376,306)
Other Income (Expense)
Gain on settlement of debt	160,358	460,729	807,352
Interest and other income	–	–	181,682
Interest expense	(116,414)	(222,352)	(698,638)
Write-off of note receivable	–	–	(1,114,182)
Total Other Income (Expense)	43,944	238,377	(823,786)
Loss from Continuing Operations	(64,294)	(2,352,914)	(12,200,092)
Discontinued Operations (Note 3)
Loss from discontinued operations	(8,085)	(55,922)	(1,282,616)
Gain on disposal of discontinued operations	76,834	–	76,834
Gain (Loss) on Discontinued Operations	68,749	(55,922)	(1,205,782)
Net Income (Loss)	4,455	(2,408,836)	(13,405,874)

Net Income (Loss) Per Share – Basic and Diluted
Continuing operations	–	(0.03)
Discontinued operations	–	–

Weighted Average Shares Outstanding	66,602,490	70,174,000

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2011

							Deficit
							Accumulated
					Additional	Share	During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	#	$	$	$	$	$
Balance, June 5, 2006 (Date of Inception)	–	–	–	–	–	–	–	–
Issuance of common stock for cash at $0.0001 per share	–	–	10,000,000	1,000	–	(1,000)	–	–
Issuance of common stock for cash at $0.07 per share	–	–	10,000,000	700,000	–	(25,000)	–	675,000
Net loss for the period			–	–	–	–	(282,206)	(282,206)
Balance, October 31, 2006	–	–	20,000,000	701,000	–	(26,000)	(282,206)	392,794
Issuance of 2,000,000 Series A Preferred Shares at $0.50 per share	2,000,000	1,000,000	–	–	–	–	–	1,000,000
Stock subscriptions received	–	–	–	–	–	25,120	–	25,120
Issuance of common stock at $0.50 per share	–	–	500,000	250,000	–	–	–	250,000
Issuance of common stock to subsidiary	–	–	1	–	–	–	–	–
Fair value of share purchase warrants issued	–	–	–	–	497,980	–	–	497,980
Fair value of stock options granted	–	–	–	–	108,710	–	–	108,710
Cumulative preferred dividends	–	–	–	–	–	–	(48,472)	(48,472)
Net loss for the year			–	–	–	–	(2,183,150)	(2,183,150)
Balance, October 31, 2007	2,000,000	1,000,000	20,500,001	951,000	606,690	(880)	(2,513,828)	42,982
Issuance of common stock at $0.50 per share	–	–	3,021,200	1,516,000	–	–	–	1,516,000
Stock subscriptions received	–	–	–	–	–	880	–	880
Share issuance costs	–	–	–	(78,015)	–	–	–	(78,015)
Fair value of share purchase warrants issued	–	–	–	–	29,350	–	–	29,350
Fair value of stock options granted	–	–	–	–	102,960	–	–	102,960
Cumulative preferred dividends	–	–	–	–	–	–	(35,000)	(35,000)
Net loss for the year	–	–	–	–	–	–	(3,115,418)	(3,115,418)
Balance, October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2011

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$
Balance, October 31, 2008	2,000,000	1,000,000	23,521,201	2,388,985	739,000	–	(5,664,246)	(1,536,261)
Issuance of common stock for services at $0.50 per share	–	–	100,000	50,000	–	–	–	50,000
Stock-based compensation	–	–	–	–	94,539	–	–	94,539
Common shares issued upon conversion of preferred stock	(2,000,000)	(1,000,000)	4,000,000	1,000,000	–	–	–	–
Common shares issued upon conversion of preferred dividend payable	–	–	333,888	83,472	–	–	–	83,472
Balance, May 1, 2009 before recapitalization	–	–	27,955,089	3,522,457	833,539	–	(5,664,246)	(1,308,250)
May 1, 2009 Recapitalization Transactions
Shares acquired by legal parent	–	–	(27,955,089)	–	–	–	–	–
Shares of Sound Revolution Inc.	–	–	68,258,478	–	–	–	–	–
Shares issued to shareholders of On4
Communications Inc.	–	–	27,955,089	2,796	2,658,893	–	–	2,661,689
To record par value adjustment	–	–	–	(3,515,632)	3,515,632	–	–	–
Stock subscriptions received	–	–	661,410	66	132,216	–	–	132,282
Share issuance costs	–	–	–	–	(8,000)	–	–	(8,000)
Issuance of common stock for acquisition	–	–	3,000,000	300	2,129,700	–	–	2,130,000
Common stock issuable for services	–	–	–	–	–	70,000	–	70,000
Net loss for the year	–	–	–	–	–	–	(5,420,719)	(5,420,719)
Balance, October 31, 2009	–	–	99,874,977	9,987	9,261,980	70,000	(11,084,965)	(1,742,998)
Beneficial conversion feature	–	–	–	–	75,000	–	–	75,000
Shares issued upon conversion of notes	–	–	3,400,472	340	169,684	–	–	170,024
Shares issued upon settlement of related party debt	–	–	14,950,972	1,495	1,643,667	–	–	1,645,162
Cancellation of shares	–	–	(54,223,931)	(5,422)	5,422	–	–	–
Shares issued for services	–	–	2,600,000	260	407,740	–	–	408,000
Fair value of stock options granted	–	–	–	–	307,133	–	–	307,133
Net loss for the year	–	–	–	–	–	–	(2,408,836)	(2,408,836)
Balance, October 31, 2010	–	–	66,602,490	6,660	11,870,626	70,000	(13,493,801)	(1,546,515)
Stock-based compensation	–	–	–	–	(3,691)	–	–	(3,691)
Net income for the year	–	–	–	–	–	–	4,455	4,455
Balance, October 31, 2011	–	–	66,602,490	6,660	11,866,935	70,000	(13,489,346)	(1,545,751)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated From
	Year	Year	June 5, 2006
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss from continuing operations	(64,294)	(2,352,914)	(12,200,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	75,000	75,000
Amortization of property and equipment	966	4,294	32,436
Amortization of intangible assets	–	6,954	18,138
Gain on settlement of debt	(160,358)	(460,729)	(807,352)
Impairment of goodwill	–	1,223,708	3,274,109
Impairment of intangible assets	–	–	2,219,724
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	408,000	528,000
Stock-based compensation	(3,691)	307,133	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	90,385	(5,431)
Prepaid expenses and deposits	–	(5,276)	(10,678)
Accounts payable and accrued liabilities	40,714	259,966	813,721
Accrued interest payable	85,401	267,660	443,186
Deferred revenue	–	(90,385)	–
Due to related parties	78,704	140,583	601,340
Net Cash Used In Operating Activities	(22,558)	(125,621)	(2,676,334)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	15,000	709	15,709
Acquisition of property and equipment	–	(2,897)	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	15,000	(2,188)	(1,313,199)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	–	75,000	727,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	81,472	561,935
Repayments to related parties	–	(39,780)	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	–	116,692	3,936,194
Effects of Exchange Rate Changes on Cash	–	18,649	54,862
Net Cash (Used in) Provided by Discontinued Operations:
Operating Activities	–	(447)	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687
	–	(447)	(1,523)
(Decrease) Increase in Cash	(7,558)	7,085	–
Cash - Beginning of Period	7,558	473	–
Cash - End of Period	–	7,558	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on October 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1-to-1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4 and the merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009.

On4 is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company had two wholly-owned subsidiaries: (i) Sound Revolution Recordings Inc., which was incorporated in British Columbia, Canada on June 20, 2001, for the purpose of carrying on music marketing services in British Columbia, and (ii) Charity Tunes Inc., which was incorporated in the State of Delaware on June 27, 2005, for the purpose of operating a website for the distribution of songs online. On March 16, 2011, the Company disposed its two wholly owned subsidiaries, Sound Revolution Recordings Inc., and Charity Tunes Inc., for consideration of $15,000 and 6,300 shares of the acquirer’s common stock. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2011, the Company has a working capital deficiency of $1,546,877 and has accumulated losses totaling $13,489,346 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted. The Company’s fiscal year end is October 31.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of goodwill and intangible assets, fair value of convertible debt, stock- based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity dates of three months or less at the time of issuance to be cash equivalents.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
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

Advertising Costs

The Company expenses advertising costs as incurred. For the year ended October 31, 2011, advertising costs were $nil (2010 - $10,648).

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

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2011 and 2010, the Company had no items representing comprehensive income or loss.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the year ended October 31, 2011 and 2010, there were no charges for interest or penalties.

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

The Company’s financial instruments consist primarily of cash, accounts payable, accrued interest payable, amounts due to related parties, and notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Reclassification

Certain items have been reclassified to conform to the current year presentation standards.

3.	Discontinued Operations

(a) PetsMobility

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

The results of PetsMobility’s discontinued operations are summarized as follows:

			Accumulated from
	Year	Year	June 5, 2006
	Ended	Ended	(Inception)
	October 31,	October 31,	To October 31,
	2011	2010	2011
	$	$	$
Revenue	–	6,744	6,744
Expenses
Advertising and marketing	–	–	44,748
Amortization of property and equipment	–	–	9,709
Consulting fees	–	–	262,523
Foreign exchange loss	–	–	27
General and administrative	–	5,311	45,505
Impairment of intangible assets	–	–	651,800
Management fees	–	–	51,000
Professional fees	–	–	28,802
Payroll	–	16,838	16,838
Research and development	–	–	79,354
Total Expenses	–	22,149	1,190,306
Operating Loss	–	(15,405)	(1,183,562)
Other Income (Expenses)
Loss on settlement of debt	–	–	(1,120)
Interest and other income	–	–	3,166
Net Loss from Discontinued Operations	–	(15,405)	(1,181,516)

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

3.	Discontinued Operations (continued)

	(b)	Sound Revolution and Charity Tunes Inc.

On March 16, 2011, the Company disposed of its wholly owned subsidiaries, Sound Revolution Recordings Inc., and Charity Tunes Inc., for consideration of $15,000 and 6,300 shares of the acquirer’s common stock resulting in a gain on settlement of debt of $76,834. As a result of the Company’s disposal of Sound Revolution Recordings Inc., and Charity Tunes Inc., all assets, liabilities, and expenses related to the former subsidiaries have been classified as discontinued operations.

The results of Sound Revolution Recordings Inc., and Charity Tunes Inc., discontinued operations are summarized as follows:

	October 31,	October 31,
	2011	2010
	$	$
ASSETS
Property and equipment	–	1,502
Total Assets	–	1,502
LIABILITIES
Accounts payable and accrued liabilities	–	55,752
Total Liabilities	–	55,752

			Accumulated from
	Year	Year	June 5, 2006
	Ended	Ended	(Inception)
	October 31,	October 31,	To October 31,
	2011	2010	2011
	$	$	$
Revenue	–	204,120	222,866
Cost of sales	–	93,881	97,230
Gross margin	–	110,239	125,636
Expenses
Advertising and marketing	–	–	9,298
Amortization of property and equipment	1,121	3,011	4,162
Consulting fees	5,534	25,950	15,218
Foreign exchange loss	1,430	6,037	6,025
General and administrative	–	1,217	12,960
Professional fees	–	(2,799)	35,783
Payroll	–	–	25,950
Total Expenses	8,085	33,416	109,396
Operating Income (Loss)	(8,085)	76,823	16,240
Other Income (Expenses)
Gain on settlement of debt	–	4,442	4,442
Interest expense	–	(121,782)	(121,782)
Net Loss from Discontinued Operations	(8,085)	(40,517)	(101,100)

4.	Property and Equipment

			October 31,	October 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Office equipment	26,036	24,910	1,126	2,092

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

5.	Related Party Transactions

(a)

As at October 31, 2011, the Company owed $405,753 (2010 - $327,049) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b) During the year ended October 31, 2011, the Company incurred $nil (2010 - $135,000) of management fees to the former President of the Company.

(c)

On April 12, 2010, the Company settled $426,908 of amounts owing to a company with common management by issuing 6,098,685 shares of common stock with a fair value of $670,855. The Company recorded a loss on the settlement of debt of $243,947.

(d)

On April 12, 2010, the Company settled $346,352 of amounts owing to management and directors by issuing 4,947,885 shares of common stock with a fair value of $544,267. The Company recorded a loss on the settlement of debt of $197,915.

(e)

On April 12, 2010, the Company settled $211,090 of amounts owing to management and directors by issuing 3,015,571 shares of the Company's common stock with a fair value of $331,714. The Company recorded a loss on the settlement of debt of $120,624.

(f)

On April 12, 2010, the Company settled $536,489 of amounts owing to a former officer and director, and companies controlled by the former officer and director by transferring the Company's MyFanPro website to the related party. As the website was carried at no value in the Company's books, the Company recorded a gain on the settlement of debt of $536,489.

(g)

On July 28, 2010, the Company settled an additional $35,275 of amounts owing to companies controlled by the former officer and director by issuing 440,941 shares of common stock with a fair value of $13,227. The Company recorded a gain on the settlement of debt of $22,048.

(h)

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

(i)

On April 30, 2010, the Company settled $67,184 of amounts owed to companies controlled by a former officer and director of the Company by issuing 447,890 shares of the Company's common stock with a fair value of $85,099. The Company recorded a loss on settlement of debt of $17,915.

6.	Notes Payable

	2011	2010
	$	$
Bling Capital Corp., unsecured, and due on demand.	25,163	24,538
Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000
Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500
	467,643	467,018

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

6.	Notes Payable (continued)

(a)

On February 2, 2010, the Company issued a convertible note to secure an outstanding $75,000 loan payable. The note bears interest at a rate of 10% per annum and may be converted at any time into shares of the Company’s common stock at a price of $0.05 per share, at the option of the holder. In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $75,000 as additional paid-in capital and an equivalent discount which was charged to operations over the term of the convertible debenture. The Company recorded accretion expense over the term of the convertible note up to its face value of $75,000. On April 12, 2010, the note was converted into 1,500,000 shares of the Company's common stock.

(b)

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

7.	Common Stock

	(a)	On February 3, 2010, a former officer and director and a company controlled by the former officer and director returned for cancellation 52,223,931 shares of common stock for no proceeds.

	(b)	On April 12, 2010, the Company issued 1,500,000 shares of common stock upon the conversion of a $75,000 note payable, as described in Note 6(a).

(c)

On April 12, 2010, the Company settled $984,350 of amounts owing to related parties by issuing 14,062,141 shares of common stock. The Company recorded a loss on the settlement of debt of $562,486. Refer to Notes 5(c), (d) and (e).

(d)

On April 30, 2010, the Company settled $67,184 of amounts owed to companies controlled by a former officer and director of the Company by issuing 447,890 shares of common stock. The Company recorded a loss on settlement of debt of $17,915. Refer to Note 5(i).

(e)

On April 30, 2010, a company controlled by the President of the Company acquired certain assets from the Company's wholly owned subsidiary PetsMobility in consideration for the return and cancellation of 2,000,000 shares of common stock. Refer to Note 3.

	(f)	On June 28, 2010, the Company issued 1,900,472 shares of common stock to settle $95,024 of outstanding notes payable. Refer to Note 6(c).

(g)

On July 28, 2010, the Company issued 440,941 shares of common stock to settle $35,275 of amounts owing to companies controlled by the former officer and director. The Company recorded a gain on the settlement of debt of $22,047. Refer to Note 5(g).

	(h)	On August 31, 2010, the Company issued 2,000,000 shares of common stock with a fair value of $300,000 for consulting services.

	(i)	On October 5, 2010, the Company issued 600,000 shares of common stock with a fair value of $108,000 for consulting services.

8.	Share Purchase Warrants

		Exercise
	Number of	Price
	Warrants	$
Balance, October 31, 2009 and 2010	1,786,705	0.57
Expired	(330,705)	0.90
Balance – October 31, 2011	1,456,000	0.50

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

8.	Share Purchase Warrants (continued)

As at October 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
1,300,000	0.50	October 23, 2012
156,000	0.50	February 28, 2013
1,456,000

9.	Stock Options

On March 3, 2010, the Company granted a consultant options to purchase 2,000,000 shares of common stock at $0.15 per share for five years. Pursuant to the option agreement, 1,500,000 options vested immediately, 250,000 options vested on June 1, 2010 and the remaining 250,000 options vested on December 1, 2010. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk- free interest rate of 2.27%, expected volatility of 161%, an expected option life of 5 years and no expected dividends. The fair value of options granted was $0.19 per option. During the year ending October 31, 2011, stock-based compensation expense was reduced by $3,691.

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$
Outstanding, October 31, 2009	625,000	0.78
Granted	2,000,000	0.15

Outstanding, October 31, 2010 and October 31, 2011	2,625,000	0.30	4.22	–

A summary of the status of the Company’s non-vested shares and changes during the years ended October 31, 2011 and 2010 is presented below:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	$
Non-vested, October 31, 2009	–	–
Granted	2,000,000	0.19
Vested	(1,750,000)	0.19
Non-vested, October 31, 2010	250,000	0.19
Vested	(250,000)	0.19
Non-vested, October 31, 2011	–	–

Additional information regarding stock options as of October 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

At October 31, 2011, the Company had no unvested options or unrecognized compensation expense.

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

10.	Commitment

On February 23, 2010, the Company entered into a trademark license agreement (the “Agreement”). Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico. The Agreement expires on February 1, 2015.

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

11.	Income Taxes

The Company has $7,221,111 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the years ended October 31, 2011 and 2010, respectively, as a result of the following:

	2011	2010
	$	$

Net income (loss) before taxes	4,455	(2,408,836)
Statutory rate	34%	34%

Expected tax recovery (expense)	(1,515)	819,004
Permanent differences and other	80,317	(300,657)
Change in valuation allowance	(78,802)	(518,347)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011	2010
	$	$

Net operating losses carried forward	2,455,178	2,376,376
Valuation allowance	(2,455,178)	(2,376,376)

Net deferred tax asset	–	–

The Company has incurred operating losses of $7,221,111 which, if unutilized, will expire through to 2031. Deferred tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Net Operating
Loss
Period Incurred	$	Expiry Date

2006	282,206	2026
2007	2,168,732	2027
2008	1,987,017	2028
2009	1,026,834	2029
2010	1,524,551	2030
2011	231,771	2031

	7,221,111

On4 Communications Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011
(Expressed in US dollars)

11.	Income Taxes (continued)

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

12.	Subsequent Event

On December 15th, 2011, the Company entered into a share exchange agreement (the “Agreement”) with NetCents Systems Ltd. (“NetCents”). Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing, and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of October 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2011, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On November 4, 2011, Clayton Moore was appointed as a director, president and chief executive officer of our company, Steven Allmen was appointed a director, Ryan Madson was appointed chief operating officer, Tom Locke was appointed as a director, chief financial officer, secretary and treasurer and John Kaczmarowski was appointed chief technical officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Clayton Moore	President, Chief Executive Officer and Director	34	November 4, 2011
Tom Locke	Chief Financial Officer, Secretary, Treasurer and Director	61	November 4, 2011
Steven Allmen	Director	51	November 4, 2011
Ryan Madson	Chief Operating Officer	37	November 4, 2011
John Kaczmarowski	Chief Technical Officer	48	November 4, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Clayton Moore – President, Chief Executive Officer and Director

Mr. Moore is the founder and visionary of NetCents Systems Ltd. (“NetCents”). After attending Caledonia College (British Columbia) and specializing in Business Administration, Mr. Moore began his career in the service industry as General Manager for Silver Springs, a large restaurant establishment in Radium Hot Springs, British Columbia. After spending time in various management positions in the service industry, Mr. Moore was inspired to create the first version of the NetCents Payment System. He spent the next 5 years creating and funding the development of his first company, The Cybux Cash Card Company Ltd. (“Cybux”). Cybux was tested in the British Columia school systems and was eventually sold to a third party which led to the creation of the next generation, a payment system designed with total anonymity and security for buying goods and services over the internet known as NetCents. Mr. Moore has been President of NetCents since its incorporation in 2006.

Tom Locke – Chief Financial Officer, Secretary, Treasurer and Director

Mr. Locke has a Master’s Degree in Mathematics and is an MBA graduate of York University in Toronto. He has over 25 years experience at the corporate level in the sports, entertainment and technology industries. Mr. Locke played an integral role in the founding of Rainmaker Digital Pictures Corporation in 1995. Prior to this he was President and CEO of Gastown Post & Transfer, Western Canada’s largest independent post-production facility, which evolved into Rainmaker. Over the past 15 years, he has studied and consulted on the impact of digital technology in business. In addition to speaking at various functions and conferences, he has sat on a number of provincial, national and international boards covering a wide range of interests. Throughout his career he has supported the concept of community investment and has given significant time to charitable and not-for-profit endeavors.

Steven Allmen –Director

Steven Allmen has over twenty years of experience working with leading companies in the loyalty, retail, telecom, financial services and marketing sectors. His experience in delivering strategic partnerships and business solutions has enabled companies to achieve results and build market leadership through innovative use of technology and business strategy. Mr. Allmen has practical business experience across multiple industries having held senior positions at Aeroplan Canada (current), The Hudson's Bay Company, Air Miles and Compusearch Micromarketing. By combining his years of experience and comprehensive understanding of market trends, Mr. Allmen can effectively advise our company on business development strategies, new product development and partnership programs that yield immediate results. Mr. Allmen is currently the VP, New Partner Development, Aeroplan Canada at Groupe Aeroplan and is responsible for new partner development, securing strategic alliances and negotiating new contracts for Aeroplan, Canada's premier coalition loyalty program. Mr. Allmen holds a BA, Political Science and History from York University.

Ryan Madson – Chief Operating Office

Mr. Madson is a versatile professional who has spent the better part of his career in executive positions in the automotive and high tech industries. As a graduate of business and engineering at Malispina University he has the skill set in management and marketing required to execute the business plan of NetCents. As CEO of Cybux, Mr. Madson, working with parents, teachers and school boards, created and developed a successful rollout of a school cash card program that was integrated into six school districts with a total of 20 schools.

John Kaczmarowski – Chief Technical Officer

Mr. Kaczmarowski began his professional career in 1982, after graduating in the field of Political Science from the University of St. Thomas in St. Paul, MN. Mr. Kaczmarowski worked for 12 years building a project-oriented software development firm with clients including American Express, Knight- Ridder Media, Dagens Nyheter (Sweden), Travelers Insurance and Pillsbury Co. Since 1993, Mr. Kaczmarowski has been at the forefront of business-centric web-based development launching a successful enterprise-class SaaS system for human resource management, served as the CTO of a major online entertainment company with gross annual revenues exceeding $2 billion US and founded and launched a successful local SEO and location-based services SaaS firm. Mr. Kaczmarowski has participated in some of the largest dot.com launches of the last 15 years. His strengths include enterprise-class system architecture, finance, insurance and banking intelligence, payment processing systems and location-based service delivery.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended October 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2011 and 2010; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gord Jessop(1) former President, Chief Operating Officer and director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Cameron Robb(2) former Chief Executive Officer, Chief Financial Officer and Director	2011 2010	Nil 135,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 135,000

1.	Mr. Jessop resigned as president, chief operating officer and as a director on November 4, 2011.
2.	Mr. Robb resigned as chief executive officer, chief financial officer and as a director on November 4, 2011.

On November 4, 2011, Clayton Moore was appointed as a director, president and chief executive officer of our company, Steven Allmen was appointed a director, Ryan Madson was appointed chief operating officer, Tom Locke was appointed as a director, chief financial officer, secretary and treasurer and John Kaczmarowski was appointed chief technical officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

On September 18, 2006 our directors approved the adoption of our 2006 Non-Qualified Stock Option Plan (amended on October 10, 2006) which permits our company to grant up to 1,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. Other than the aforementioned 2006 Non-Qualified Option Plan, we do not have any other equity compensation plans or arrangements.

2011 Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at October 31, 2011.

Option Exercises

During our Fiscal year ended October 31, 2011, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 30, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Clayton Moore(2) President, Chief Executive Officer, Director 1188 West Pender Street Vancouver, British Columbia	Common	Nil	Nil

Canada
Steven Allmen(2) Director 14 Bernice Avenue, Toronto, Ontario Canada	Common	Nil	Nil
Tom Locke(2) Chief Financial Officer, Secretary, Treasurer and Director 102 – 628 West 12th Avenue Vancouver, British Columbia Canada	Common	Nil	Nil
Ryan Madson(2) Chief Operating Officer 6654 Jenkins Road, Nanaimo, British Columbia Canada	Common	Nil	Nil
John Kaczmarowski(2) Chief Technical Officer 3642 West 1st Avenue, Vancouver, British Columbia Canada	Common	Nil	Nil
Directors and Officers as a group	Common	Nil	Nil
Gordon Jessop(3) 4944 Dogwood Dr Delta, British Columbia Canada	Common	6,648,271	9.98%
Berand Investment Ltd(4) 105-4704 Gellatly Rd West Kelowna, British Columbia Canada	Common	6,593,499	9.89%
David T Reesor 7600 E Redfield Place Scottsdale, Arizona	Common	6,498,685	9.75%

(1)

Based on 66,602,490 shares of common stock issued and outstanding as of January 30, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Appointed on November 4, 2011.

(3)	Mr. Jessop served as our President, Chief Operating Officer and Director from October 1, 2010 until his resignation on November 4, 2011.

(4)	Andrew Malcolm Smith has voting and dispositive control over securities held by Berand Investment Ltd.

Changes in Control

On December 15th, 2011, we entered into a share exchange agreement with NetCents Systems Ltd., an Alberta company (“NetCents”). Pursuant to the terms of the Share Exchange Agreement, our Company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our Company.

The following is a description of the material terms and conditions of the Share Exchange Agreement:

1.	We will issue 2 shares of our common stock from treasury for every 1 share of NetCents stock issued and outstanding on the date of closing;

2.	NetCents will receive approval for the share exchange from holders of at least 2/3rds of its voting shareholders;

3.

NetCents will have no more than 16,245,421 shares of its common stock issued and outstanding on the closing date of the Share Exchange Agreement. Additional issuances must be authorized by our Company;

4.	the Company and NetCents will be reasonably satisfied with their respective due diligence investigation of each other;

5.

NetCents will have delivered to the Company audited financial statements for its last two fiscal years and any applicable interim period ended no more than 35 days before the closing of the Share Exchange Agreement, prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States; and

6.	NetCents will file all required documentation with the Province of Alberta to effect the share exchange.

Consummation of the above referenced transaction would result in a change of control of our Company. Other than the aforementioned Share Exchange Agreement, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

As at October 31, 2011, we owed $405,753 (October 31, 2010 - $327,049) to Gordon Jessop, our former President, Chief Operating Officer, and Director, for advances made by him in respect of operating funds, and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended October 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Clayton Moore, Steven Allmen and Tom Locke. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2011 and for fiscal year ended October 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2011 $	October 31, 2010 $
Audit Fees	18,250	33,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	18,250	33,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2009)
3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)
(10)	Material Contracts
10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)
10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.3	Convertible Note between our company and Bacchus Entertainment Ltd. dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.4	Debt Conversion Agreement between our company and Bacchus Entertainment Ltd. dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.5	Loan Agreement between our company and DataTrail Inc. dated October 3, 2007 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2009)
10.6	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.7

Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.8	Debt Conversion Agreement between our company and Gord Jessop dated April 11, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.9	Debt Conversion Agreement between our company and Cameron Robb dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.10	Debt Conversion Agreement between our company and On4 Communications, Inc. (Canada) dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.11	Consulting Agreement between our company and Southwest Capital Partners, LLC dated May 7, 2010 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2010)
10.12	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)
10.13	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)
10.14	Share Exchange Agreement dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications

Exhibit
No.	Description
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON4 COMMUNICATIONS, INC.
(Registrant)

Dated: February 2, 2012	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 2, 2012	/s/ Tom Locke
Tom Locke
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 2, 2012	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 2, 2012	/s/ Tom Locke
Tom Locke
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)

Dated: February 2, 2012	/s/Steve Allmen
Steven Allmen
Director