Form 10-Q
period 2012-01-31
ON4 COMMUNICATIONS INC.
filed 2012-03-15
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 102 – 628 West 12th Avenue, Vancouver, BC	V5Z 1M8
(Address of principal executive offices)	(Zip Code)

1-888-583-7158
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
66,602,490 common shares issued and outstanding as of March 13, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS INC.

Consolidated Financial Statements
Three Months Ended January 31, 2012 and 2011
(Expressed in US dollars)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	January 31,	October 31,
	2012	2011
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	39	–
Loan receivable (Note 4)	10,543	–
Deferred financing costs (Note 8)	2,222	–
Total Current Assets	12,804	–
Property and equipment (Note 5)	–	1,126
Total Assets	12,804	1,126
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	460,165	449,566
Accrued interest payable	246,699	223,915
Due to related parties (Note 6)	414,167	405,753
Notes payable (Note 7)	467,410	467,643
Convertible note, less discount of $Nil (Note 8)	47,500	–
Total Liabilities	1,635,941	1,546,877
Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 11)
Subsequent Event (Note 12)
Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.0001 par value; 66,602,490 shares issued and outstanding	6,660	6,660
Additional paid-in capital	11,866,935	11,866,935
Common stock issuable	70,000	70,000
Deficit accumulated during the development stage	(13,566,732)	(13,489,346)
Total Stockholders’ Deficit	(1,623,137)	(1,545,751)
Total Liabilities and Stockholders’ Deficit	12,804	1,126

(The accompanying notes are an integral part of these consolidated financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

			Accumulated From
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Operating Expenses

Advertising and marketing	–	–	182,182
Amortization of intangible assets	–	–	18,138
Amortization of property and equipment	241	242	32,677
Consulting fees	–	18,808	2,116,266
Foreign exchange (gain) loss	(2,686)	3,528	251,821
General and administrative	1,436	8,129	1,091,764
Impairment of goodwill	–	–	3,274,109
Impairment of assets	885	–	2,220,609
Management fees (Note 6(b))	10,949	–	1,173,545
Payroll	–	–	29,516
Professional fees	28,129	8,485	706,273
Research and development	–	–	318,360
Total Operating Expenses	38,954	39,192	11,415,260
Operating Loss	(38,954)	(39,192)	(11,415,260)
Other Income (Expense)
Gain on settlement of debt	–	–	807,352
Interest and other income	–	–	181,682
Interest expense	(38,432)	(19,807)	(737,070)
Write-off of note receivable	–	–	(1,114,182)
Total Other Income (Expense)	(38,432)	(19,807)	(862,218)
Loss from Continuing Operations	(77,386)	(58,999)	(12,277,478)
Discontinued Operations (Note 3)
Loss from discontinued operations	–	(4,910)	(1,282,616)
Gain on disposal of discontinued operations	–	–	76,834
Loss on Discontinued Operations	–	(4,910)	(1,205,782)
Net Loss	(77,386)	(63,909)	(13,483,260)

Net Income Loss Per Share – Basic and Diluted
Continuing operations	–	–
Discontinued operations	–	–

Weighted Average Shares Outstanding	66,602,490	66,602,490

(The accompanying notes are an integral part of these consolidated financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Accumulated From
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss from continuing operations	(77,386)	(58,999)	(12,277,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	–	75,000
Amortization of property and equipment	241	242	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	278	–	278
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	885	–	2,220,609
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	528,000
Stock-based compensation	–	(3,691)	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Accounts payable and accrued liabilities	10,366	12,281	824,087
Accrued interest payable	22,784	18,323	465,970
Deferred revenue	–	–	–
Due to related parties	8,414	24,933	609,754
Net Cash Used In Operating Activities	(34,418)	(6,911)	(2,710,752)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	(10,543)	–	(10,543)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	(10,543)	–	(1,323,742)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	45,000	–	772,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	45,000	–	3,981,194
Effects of Exchange Rate Changes on Cash	–	–	54,862
Net Cash (Used in) Provided by Discontinued Operations:
Operating Activities	–	–	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687
	–	–	(1,523)
Increase (Decrease) in Cash	39	(6,911)	39
Cash - Beginning of Period	–	7,558	–
Cash - End of Period	39	647	39

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2012, the Company has a working capital deficiency of $1,623,137 and has accumulated losses totaling $13,566,732 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted. The Company’s fiscal year end is October 31.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs

The Company expenses advertising costs as incurred. For the three months ended January 31, 2012 and 2011, advertising costs were $nil.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2012, the Company had no items representing comprehensive income or loss.

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months ended January 31, 2012 and 2011, there were no charges for interest or penalties.

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

The Company’s financial instruments consist primarily of cash, loan receivable, accounts payable, accrued interest payable, amounts due to related parties, notes and convertible notes payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and the fair value of derivative liabilities are determined based on “Level 3” inputs which consist of unobservable inputs to the validation methodology that are significant to the measurement of their fair value. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

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

The results of PetsMobility’s discontinued operations are summarized as follows:

			Accumulated from
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Inception)
	January 31,	January 31,	To January 31,
	2012	2011	2012
	$	$	$
Revenue	–	–	6,744
Expenses
Advertising and marketing	–	–	44,748
Amortization of property and equipment	–	–	9,709
Consulting fees	–	–	262,523
Foreign exchange loss	–	–	27
General and administrative	–	–	45,505
Impairment of intangible assets	–	–	651,800
Management fees	–	–	51,000
Professional fees	–	–	28,802
Payroll	–	–	16,838
Research and development	–	–	79,354
Total Expenses	–	–	1,190,306
Operating Loss	–	–	(1,183,562)
Other Income (Expenses)
Loss on settlement of debt	–	–	(1,120)
Interest and other income	–	–	3,166
Net Loss from Discontinued Operations	–	–	(1,181,516)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

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

The results of Sound Revolution Recordings Inc., and Charity Tunes Inc., discontinued operations are summarized as follows:

			Accumulated from
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Inception)
	January 31,	January 31,	To January 31,
	2012	2011	2012
	$	$	$
Revenue	–	–	222,866
Cost of sales	–	–	97,230
Gross margin	–	–	125,636
Expenses
Advertising and marketing	–	–	9,298
Amortization of property and equipment	–	747	4,162
Consulting fees	–	3,293	15,218
Foreign exchange loss	–	870	6,025
General and administrative	–	–	12,960
Professional fees	–	–	35,783
Payroll	–	–	25,950
Total Expenses	–	–	109,396
Operating Income (Loss)	–	–	16,240
Other Income (Expenses)
Gain on settlement of debt	–	–	4,442
Interest expense	–	–	(121,782)
Net Loss from Discontinued Operations	–	(4,910)	(101,100)

4.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”) described in Note 11(b). At January 31, 2012, the Company was owed $10,543 for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing and due on demand.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

5.	Property and Equipment

				January 31,	October 31,
				2012	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$
Office equipment	26,036	25,151	885	–	1,126

During the three months ended January 31, 2012, the Company recorded an impairment loss of $885 for office equipment no longer in use.

6.	Related Party Transactions

a)

As at January 31, 2012, the Company owed $414,167 (October 31, 2011 - $405,753) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	b)	During the three months ended January 31, 2012, the Company incurred $10,949 (2011 - $nil) of management fees to the Company’s Chief Financial Officer.

7.	Notes Payable

	January 31,	October 31,
	2012	2011
	$	$

Bling Capital Corp., unsecured, and due on demand.	24,930	25,163

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000
Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500
	467,410	467,643

8.	Convertible Note

On December 28, 2011, the Company entered into a Convertible Promissory Note agreement for $47,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 30, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on June 25, 2012. The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At January 31, 2012, the Company had recorded amortization of $278 and the remaining $2,222 will be charged to operations over the life of the note.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

9.	Share Purchase Warrants

As at January 31, 2012, and October 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
1,300,000	0.50	October 23, 2012
156,000	0.50	February 28, 2013
1,456,000

10.	Stock Options

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$
Outstanding, October 31, 2011 and January 31, 2012	2,625,000	0.30	3.71	–

Additional information regarding stock options as of January 31, 2012 and October 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

At January 31, 2012 and October 31, 2011, the Company had no unvested options or unrecognized compensation expense.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
(Expressed in US dollars)
(unaudited)

11.	Commitments

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

b)

On December 15, 2011, the Company entered into a share exchange agreement (the “Agreement”) with NetCents Systems Ltd. (“NetCents”). Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing, and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all. As of the date of issuance of these financial statements, the agreement had yet to be completed.

12.	Subsequent Event

On February 10, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 15, 2012.

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

On June 10, 2008, our company effected a 1 for 42 reverse stock split of the outstanding shares of common stock our company and also increased the number of authorized share capital of our company from 100,000,000 to 110,000,000 shares. 100,000,000 shares out the total authorized capital shall be common stock and 10,000,000 shall be preferred stock. On June 26, 2008, the reverse stock split and the increase in our company’s authorized capital came into effect. As a result of the reverse split, the number of the outstanding shares of common stock of our company was decreased from 10,854,629 shares to 258,444 shares of common stock.

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

On November 3, 2011 we entered into a binding Letter of Intent (the “LOI”) to acquire 100% of the issued and outstanding shares of NetCents Systems Ltd., a private Alberta corporation engaged in the development and implementation of a unique and secure electronic payment system for online merchants and consumers. The Letter of Intent provides for a period of due diligence which will lead to a formal agreement whereby we will acquire 100% of the issued and outstanding capital of NetCents.

On December 15th, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents. Pursuant to the terms of the share exchange agreement, our company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our company. The share exchange has not been completed as of March 13, 2012 and is subject to completion of due diligence by the parties, and to the following material terms and conditions:

1.	We will issue 2 shares of our common stock from treasury for every 1 share of NetCents stock issued and outstanding on the date of closing;

2.

NetCents will have no more than 16,245,421 shares of its common stock issued and outstanding on the closing date of the Share Exchange Agreement. Additional issuances must be authorized by our company;

3.

NetCents will have delivered to our company audited financial statements for its last two fiscal years and any applicable interim period ended no more than 35 days before the closing of the share exchange agreement, prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States; and

4.	NetCents will file all required documentation with the Province of Alberta to effect the share exchange.

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

Employees

As of January 31, 2012, are only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three Months Ended January 31, 2012 and January 31, 2011, and the Period from June 5, 2006 (Date of Inception) to January 31, 2012.

Our results of operations are presented below:

			Accumulated
			from
			June 5, 2006
	Three Months	Three Months	(Date of
	Ended	Ended	Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)
Revenue	Nil	Nil	Nil
Total Operating Expenses	38,954	39,192	11,415,260
Total Other Expenses	38,432	19,807	862,218
Loss from Discontinued Operations	Nil	(4,910)	(1,205,782)
Net Loss	(77,386)	(63,909)	(13,483,260)

From our inception on June 5, 2006 to January 31, 2012, we did not generate any revenue.

Expenses

	Three Months	Three Months	Accumulated from
	Ended	Ended	June 5, 2006 (Date of
	January 31,	January 31,	Inception) to
	2012	2011	January 31, 2012
	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)
Advertising and Marketing	Nil	Nil	182,182
Amortization of intangible assets	Nil	Nil	18,138
Amortization of property and equipment	241	242	32,677
Consulting fees	Nil	18,808	2,116,266
Foreign exchange (gain) loss	(2,686)	3,528	251,821
General and administrative	1,436	8,129	1,091,764
Impairment of Goodwill	Nil	Nil	3,274,109
Impairment of Assets	885	Nil	2,220,609
Management Fees	10,949	Nil	1,173,545
Payroll	Nil	Nil	29,516
Professional fees	28,129	8,485	706,273
Research and Development	Nil	Nil	318,360

Our total expenses during the three months ended January 31, 2012 consisted of $241 in amortization of property and equipment, $1,436 in general and administrative expenses. $885 in impairment of assets expense, $10,949 in management fees and $28,129 in professional fees, offset by the recovery of $2,686 in foreign exchange loss. During this period we also incurred $38,432 in the form of interest expenses.

Our total expenses during the three months ended January 31, 2011 consisted of $242 in amortization of property and equipment, $8,129 in general and administrative expenses. $18,808 in consulting fees, $8,485 in professional fees, and $3,528 in foreign exchange loss. During this period we also incurred $19,807 in the form of interest expenses.

Our total expenses from our inception on June 5, 2006 to January 31, 2012 consisted of $182,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,116,266 in consulting fees, $251,821 in foreign exchange loss, $1,091,764 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of intangible assets, $1,173,545 in management fees, $29,516 in payroll expenses, $706,273 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The modest decrease in our operating expenses during the three months ended January 31, 2012 compared to the same period in 2011 was primarily due to gains made on foreign exchange expense during the most recent period.

During the three months ended January 31, 2012 we incurred a $38,954 operating loss, and a net loss of $77,386. During the same period in fiscal 2011 we incurred an operating loss of $39,192 and a net loss of $63,909. We did not experience any net loss per share during the three months ended January 31, 2012 and 2011. From our inception on June 5, 2006 to January 31, 2012 we incurred a $12,277,478 loss from continuing operations, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $13,483,260.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31,	October 31,
	2012	2011
	($)	($)
Current Assets	12,804	Nil
Current Liabilities	1,635,941	1,546,877
Working Capital/(Deficit)	1,623,137	(1,546,877)

Cash Flows

			Period from
	Three Months	Three Months	Inception
	Ended	Ended	(June 5, 2006)
	January 31,	January 31,	to January 31,
	2012	2011	2012
	($)	($)	($)
Net Cash used in Operating Activities	(34,418)	(6,911)	(2,710,752)
Net Cash provided by/(used in) Investing Activities	(10,543)	Nil	(1,323,742)
Net Cash provided by Financing Activities	45,000	Nil	3,981,194
Net Increase (Decrease) in Cash During Period	39	(6.911)	39

As of January 31, 2012 we had $39 in cash, $12,804 in total assets, $1,635,941 in total liabilities and a working capital deficit of $1,623,137. As of January 31, 2012 we had an accumulated deficit of $13,566,732.

During the three months ended January 31, 2012 we spent $34,418 on operating activities, compared to spending of $6,911 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the three months ended January 31, 2012 was largely due to increased professional fees incurred in relation to satisfying our audit and reporting requirements. From our inception on June 5, 2006 to January 31, 2012 we spent $2,710,752 on operating activities.

During the three months ended January 31, 2012 we spent $10,543 on investing activities, whereas we spent no funds on investing activities during the same period in fiscal 2011. From our inception on June 5, 2006 to January 31, 2012 we spent $1,323,742 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182 and the acquisition of intangible assets of $182,687.

During the three months ended January 31, 2012 we received $45,000 from financing activities, all of which was in the form of proceeds from notes payable, whereas we received no income from financing activities during the same period in fiscal 2011. From our inception on June 5, 2006 to January 31, 2012 we received $3,981,194 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock.

For the next 12 months (beginning August 2011), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Research and development	12 months	100,000
Sales and marketing	12 months	200,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,700,000

Based on our planned expenditures, we require additional funds of approximately $1,700,000 to proceed with our business plan over the next 12 months (beginning August 2011). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,700,000 over the next 12 months (beginning August 2011)to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three months ended January 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2011, we received the resignations of Cameron Robb as our chief executive officer, chief financial officer and director and Gord Jessop our president, chief operating officer and director.

Concurrently, effective November 4, 2011, we appointed Clayton Moore as our president and chief executive officer, Ryan Madson as our chief operating officer, Tom Locke as our chief financial officer, secretary and treasurer, and John Kaczmarowski as our chief technical officer. Clayton Moore, Steve Allmen, and Tom Locke were appointed as directors of our company.

Item 6. Exhibits

Exhibit	Description
No.
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)
3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)
3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)
(10)	Material Contracts
10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)
10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.3	Convertible Note between our company and Bacchus Entertainment Ltd. dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.4	Debt Conversion Agreement between our company and Bacchus Entertainment Ltd. dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.5	Loan Agreement between our company and DataTrail Inc. dated October 3, 2007 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2009)
10.6	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.7

Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.8	Debt Conversion Agreement between our company and Gord Jessop dated April 11, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.9	Debt Conversion Agreement between our company and Cameron Robb dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.10	Debt Conversion Agreement between our company and On4 Communications, Inc. (Canada) dated April 12, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.11	Consulting Agreement between our company and Southwest Capital Partners, LLC dated May 7, 2010 (incorporated by reference to our Current Report on Form 8-K filed on September 2, 2010)

Exhibit	Description
No.
10.12	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)
10.13	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)
10,14	Share Exchange Agreement dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.1	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On4 Communications, Inc.

Date: March 14, 2012.	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 14, 2012.	By:	/s/ Tom Locke
Tom Locke
Chief Financial Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal
Accounting Officer)