Form 10-Q
period 2012-04-30
ON4 COMMUNICATIONS INC.
filed 2012-06-14
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 102 – 628 West 12th Avenue, Vancouver, BC	V5Z 1M8
(Address of principal executive offices)	(Zip Code)

(480) 525-4361
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

68,102,490 common shares issued and outstanding as of June 12, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS INC.

Consolidated Financial Statements

Six Months Ended April 30, 2012 and 2011

(Expressed in US dollars)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	April 30,	October 31,
	2012	2011
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash	1,280	–
Loan receivable (Note 4)	35,095	–
Deferred financing costs (Note 8)	5,973	–

Total Current Assets	42,348	–

Property and equipment (Note 5)	–	1,126

Total Assets	42,348	1,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	448,080	449,566
Accrued interest payable	270,967	223,915
Due to related parties (Note 6)	434,319	405,753
Notes payable (Note 7)	467,785	467,643
Convertible note, less discount of $Nil (Note 8)	122,500	–

Total Liabilities	1,743,651	1,546,877

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 12)
Subsequent Events (Note 13)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 200,000,000 shares authorized, $0.0001 par value; 68,102,490 and 66,602,490 shares issued and outstanding, respectively	6,810	6,660

Additional paid-in capital	11,915,535	11,866,935

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(13,693,648)	(13,489,346)

Total Stockholders’ Deficit	(1,701,303)	(1,545,751)

Total Liabilities and Stockholders’ Deficit	42,348	1,126

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Accumulated
					From
	For The	For The	For The	For The	June 5,
	Three	Three	Six	Six	2006
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses
Advertising and marketing	–	–	–	–	182,182
Amortization of intangible assets	–	–	–	–	18,138
Amortization of property and equipment	–	241	241	483	32,677
Consulting fees	48,750	(21,000)	48,750	(2,191)	2,165,016
Foreign exchange loss	5,085	12,533	2,399	16,061	256,906
General and administrative	11,544	7,403	12,980	15,501	1,103,308
Impairment of goodwill	–	–	–	–	3,274,109
Impairment of assets	–	–	885	–	2,220,609
Management fees (Note 6(b))	16,706	–	27,655	–	1,190,251
Payroll	–	–	–	–	29,516
Professional fees	19,369	30,014	47,498	38,498	725,642
Research and development	–	–	–	–	318,360
Total Operating Expenses	101,454	29,191	140,408	68,352	11,516,714
Operating Loss	(101,454)	(29,191)	(140,408)	(68,352)	(11,516,714)
Other Income (Expense)
Gain on settlement of debt	–	–	–	–	807,352
Interest and other income	–	–	–	–	181,682
Interest expense	(25,462)	(23,861)	(63,894)	(43,668)	(762,532)
Write-off of note receivable	–	–	–	–	(1,114,182)
Total Other Income (Expense)	(25,462)	(23,861)	(63,894)	(43,668)	(887,680)
Loss from Continuing Operations	(126,916)	(53,052)	(204,302)	(112,020)	(12,404,394)
Discontinued Operations (Note 3)
Loss from discontinued operations	–	(3,144)	–	(8,085)	(1,282,616)
Gain on disposal of discontinued operations	–	76,834	–	76,834	76,834
Loss on Discontinued Operations	–	73,690	–	68,749	(1,205,782)
Net Income (Loss)	(126,916)	20,638	(204,302)	(43,271)	(13,610,176)

Net Income (Loss) Per Share – Basic and Diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	67,108,000	99,875,000	67,619,000	66,602,490

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Accumulated
	For The	For The	From
	Six	Six	June 5, 2006
	Months	Months	(Date of
	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss from continuing operations	(204,302)	(112,020)	(12,404,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	–	–	75,000
Amortization of property and equipment	241	483	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	1,527	–	1,527
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	885	–	2,220,609
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	48,750	–	576,750
Stock-based compensation	–	(3,691)	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Accounts payable and accrued liabilities	(1,344)	16,603	812,377
Accrued interest payable	47,052	41,013	490,238
Deferred revenue	–	–	–
Due to related parties	28,566	35,642	629,906
Net Cash Used In Operating Activities	(78,625)	(21,970)	(2,754,959)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	15,000	15,709
Loan receivable	(35,095)	–	(35,095)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	(35,095)	15,000	(1,348,294)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	115,000	–	842,022
Repayment of notes payable	–	–	(81,250)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	115,000	–	4,051,194
Effects of Exchange Rate Changes on Cash	–	–	54,862
Net Cash (Used in) Provided by Discontinued Operations:
Operating Activities	–	–	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687
	–	–	(1,523)
Increase (Decrease) in Cash	1,280	(6,970)	1,280
Cash - Beginning of Period	–	7,558	–
Cash - End of Period	1,280	588	1,280

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2012, the Company has a working capital deficiency of $1,701,303 and has accumulated losses totaling $13,693,648 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
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

Advertising Costs

The Company expenses advertising costs as incurred. For the six months ended April 30, 2012 and 2011, advertising costs were $nil.

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2012 and 2011, the Company had no items representing comprehensive income or loss.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the six months ended April 30, 2012 and 2011, there were no charges for interest or penalties.

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
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

The results of PetsMobility’s discontinued operations are summarized as follows:

					Accumulated
	For The	For The	For The	For The	from
	Three	Three	Six	Six	June 5,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(Inception)
	April 30,	April 30,	April 30,	April 30,	To April 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	–	–	–	–	6,744
Expenses
Advertising and marketing	–	–	–	–	44,748
Amortization of property and equipment	–	–	–	–	9,709
Consulting fees	–	–	–	–	262,523
Foreign exchange loss	–	–	–	–	27
General and administrative	–	–	–	–	45,505
Impairment of intangible assets	–	–	–	–	651,800
Management fees	–	–	–	–	51,000
Professional fees	–	–	–	–	28,802
Payroll	–	–	–	–	16,838
Research and development	–	–	–	–	79,354
Total Expenses	–	–	–	–	1,190,306
Operating Loss	–	–	–	–	(1,183,562)
Other Income (Expenses)
Loss on settlement of debt	–	–	–	–	(1,120)
Interest and other income	–	–	–	–	3,166
Net Loss from Discontinued Operations	–	–	–	–	(1,181,516)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
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

The results of Sound Revolution Recordings Inc., and Charity Tunes Inc., discontinued operations are summarized as follows:

					Accumulated
	For The	For The	For The	For The	from
	Three	Three	Six	Six	June 5,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(Inception)
	April 30,	April 30,	April 30,	April 30,	To April 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	–	–	–	–	222,866
Cost of sales	–	–	–	–	97,230
Gross margin	–	–	–	–	125,636
Expenses
Advertising and marketing	–	–	–	–	9,298
Amortization of property and equipment	–	373	–	1,121	4,162
Consulting fees	–	2,242	–	5,534	15,218
Foreign exchange loss	–	529	–	1,430	6,025
General and administrative	–	–	–	–	12,960
Professional fees	–	–	–	–	35,783
Payroll	–	–	–	–	25,950
Total Expenses	–	3,144	–	8,085	109,396
Operating Income (Loss)	–	(3,144)	–	(8,085)	16,240
Other Income (Expenses)
Gain on settlement of debt	–	–	–	–	4,442
Interest expense	–	–	–	–	(121,782)
Net Loss from Discontinued Operations	–	(3,144)	–	(8,085)	(101,100)

4.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”) described in Note 12(b). At April 30, 2012, the Company was owed $35,095 for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing and due on demand.

5.	Property and Equipment

				April 30,	October 31,
				2012	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$
Office equipment	26,036	25,151	885	–	1,126

During the six months ended April 30, 2012, the Company recorded an impairment loss of $885 for office equipment no longer in use.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
(Expressed in US dollars)
(Unaudited)

6.	Related Party Transactions

a)

As at April 30, 2012, the Company owed $434,319 (October 31, 2011 - $405,753) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non- interest bearing, and due on demand.

	b)	During the six months ended April 30, 2012, the Company incurred $27,655 (2011 - $nil) of management fees to the Company’s Chief Financial Officer.

7.	Notes Payable

	April 30,	October 31,
	2012	2011
	$	$
Bling Capital Corp., unsecured, and due on demand.	25,305	25,163
Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000
Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500
	467,785	467,643

8.	Convertible Notes

a)

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on June 25, 2012. The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At April 30, 2012, the Company had recorded amortization of $1,111 and the remaining $1,389 will be charged to operation over the life of the note.

b)

On February 13, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 15, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on August 12, 2012. The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At April 30, 2012, the Company had recorded amortization of $416 and the remaining $2,084 will be charged to operation over the life of the note.

c)

On March 21, 2012, the Company entered into a Convertible Promissory Note agreement for $42,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to the lower of 51% of the average of the lowest two closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on December 26, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on September 17, 2012. The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At April 30, 2012, the Company had recorded amortization of $Nil and the remaining $2,500 will be charged to operation over the life of the note.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
(Expressed in US dollars)
(Unaudited)

9.	Common Stock

a)

Effective April 20, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares of common stock, par value of $0.0001 per share.

	b)	On February 29, 2012, the Company issued 1,500,000 common shares to a consultant for services with a fair value of $48,750.

10.	Share Purchase Warrants

As at April 30, 2012, and October 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
1,300,000	0.50	October 23, 2012
156,000	0.50	February 28, 2013
1,456,000

11.	Stock Options

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
		$	(years)	$
Outstanding, October 31, 2011 and April 30, 2012	2,625,000	0.30	3.71	–

Additional information regarding stock options as of April 30, 2012 and October 31, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

At April 30, 2012 and October 31, 2011, the Company had no unvested options or unrecognized compensation expense.

12.	Commitments

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
(Expressed in US dollars)
(Unaudited)

12.	Commitments (continued)

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

13.	Subsequent Events

a)

On May 8, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013.

b)

On May 4, 2012, the Company modified the terms of the convertible notes described in Notes 8(a) and (b) from convertible at an average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice.

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

Business Overview

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. Our fiscal year end is October 31. Our address is Suite 102 – 628 West 12th Avenue, Vancouver, BC, V5Z 1M8. Our telephone number is (480) 525-4361.

Our common stock is quoted on the Pink Sheets Quotation system under the symbol “ONCI.PK” and on the Berlin Stock Exchange under the symbol O4C:GR.

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

On November 3, 2011 we entered into a binding Letter of Intent to acquire 100% of the issued and outstanding shares of NetCents Systems Ltd., a private Alberta corporation engaged in the development and implementation of a unique and secure electronic payment system for online merchants and consumers. The Letter of Intent provides for a period of due diligence which will lead to a formal agreement whereby we will acquire 100% of the issued and outstanding capital of NetCents.

On December 15th, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents. Pursuant to the terms of the share exchange agreement, our company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our company. The share exchange has not been completed as of the date of this Quarterly Report and is subject to completion of due diligence by the parties, and to the following material terms and conditions:

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

On December 28, 2011, we entered into a Convertible Promissory Note agreement with Asher Enterprises, Inc. pursuant to which we received debt financing of $47,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 30, 2012.

On February 29, 2012, we issued 1,500,000 shares of our common stock registered on Form S-8 to a consultant for services with a fair value of $48,750.

On March 13, 2012, we received written consent from the board of directors and the holders of 52.40% of the Company’s voting securities to amend the Articles of Incorporation to increase our authorized capital.

On February 13, 2012, we entered into a Convertible Promissory Note agreement with Asher Enterprises, Incl. pursuant to which we received debt financing of$32,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 15, 2012.

On March 21, 2012, we entered into a second Convertible Promissory Note agreement with Asher Enterprises, Inc. pursuant to which we received debt financing of $42,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to the lower of 51% of the average of the lowest two closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on December 26, 2012.

On April 19, 2012, the Delaware Secretary of State accepted for filing of a Certificate of Amendment, wherein, we amended our Articles of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000 shares of common stock, par value of $0.0001 per share, effective April 20, 2012. Our preferred stock remains unchanged.

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

Employees

As of April 30, 2012, are only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three and Six Months Ended April 30, 2012 and January 31, 2011, and the Period from June 5, 2006 (Date of Inception) to April 30, 2012.

Our results of operations are presented below:

					Accumulated
					from
					June 5, 2006
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Operating Expenses	101,454	29,191	140,408	68,352	11,516,714
Total Other Expenses	25,462	23,861	63,894	43,668	887,680
Loss (Gain) from Discontinued Operations	Nil	(73,690)	Nil	(68,749)	1,205,782
Net Loss	(126,916)	20,638	(204,302)	(43,271)	(13,610,176)

From our inception on June 5, 2006 to April 30, 2012, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Six Months	Six Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	April 30,	April 30,	April 30,	April 30,	Inception) to
	2012	2011	2012	2011	April 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Advertising and Marketing	Nil	Nil	Nil	Nil	182,182
Amortization of intangible assets	Nil	Nil	Nil	Nil	18,138
Amortization of property and equipment	Nil	241	241	483	32,677
Consulting fees	48,750	(21,000)	48,750	(2,191)	2,165,016
Foreign exchange (gain) loss	5,085	12,533	2,399	16,061	256,906
General and administrative	11,544	7,403	12,980	15,501	1,103,308
Impairment of Goodwill	Nil	Nil	Nil	Nil	3,274,109
Impairment of Assets	Nil	Nil	885	Nil	2,220,609
Management Fees	16,706	Nil	27,055	Nil	1,190,251
Payroll	Nil	Nil	Nil	Nil	29,516
Professional fees	19,369	30,014	47,498	38,498	725,642
Research and Development	Nil	Nil	Nil	Nil	318,360

Our total expenses during the three months ended April 30, 2012 consisted of $48,750 in consulting fees, $5,085 in foreign exchange loss, $11,544 in general and administrative expenses, $16,706 in management fees and $19,369 in professional fees. During this period we also incurred $25,462 in the form of interest expenses.

Our total expenses during the three months ended April 30, 2011 consisted of $241 in amortization of property and equipment, $12,533 in foreign exchange loss $7,403 in general and administrative expenses, and $30,014 in professional fees. During this period we also incurred $23,861 in the form of interest expenses.

Our total expenses during the six months ended April 30, 2012 consisted of $241 in amortization of property and equipment, $48,750 in consulting fees, $2,399 in foreign exchange loss, $12,980 in general and administrative expenses, $885 in impairment of assets, $27,055 in management fees and $47,498 in professional fees, During this period we also incurred $63,894 in the form of interest expenses.

Our total expenses during the six months ended April 30, 2011 consisted of $483 in amortization of property and equipment, $16,061 in foreign exchange loss $15,501 in general and administrative expenses, and $38,498 in professional fees. During this period we also incurred $43,668 in the form of interest expenses.

Our total expenses from our inception on June 5, 2006 to April 30, 2012 consisted of $182,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,165,016 in consulting fees, $256,906 in foreign exchange loss, $1,103,308 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of intangible assets, $1,190,251 in management fees, $29,516 in payroll expenses, $725,642 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The increase in our operating expenses during the three months ended April 30, 2012 compared to the same period in 2011 was primarily due to increased consulting fees, general and administrative expenses, and management fees during the most recent period.

The increase in our operating expenses during the six months ended April 30, 2012 compared to the same period in 2011 was primarily due to increased consulting fees, impairment of assets, management fees and professional fees during the most recent period.

During the three months ended April 30, 2012 we incurred a $101,454 operating loss, and a net loss of $126,916. During the same period in fiscal 2011 we incurred an operating loss of $29,191 and a net income of $20,638. During the six months ended April 30, 2012 we incurred a $140,408 operating loss, and a net loss of $204,302. During the same period in fiscal 2011 we incurred an operating loss of $68,352 and a net loss of $43,271. We did not experience any net loss per share during the three and six months ended April 30, 2012 and 2011. From our inception on June 5, 2006 to April 30, 2012 we incurred a $12,404,394 loss from continuing operations, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $13,610,176.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	October 31,
	2012	2011
	($)	($)
Current Assets	42,348	Nil
Current Liabilities	1,743,651	1,546,877
Working Capital/(Deficit)	(1,701,303)	(1,546,877)

Cash Flows

			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(June 5, 2006)
	April 30,	April 30,	to April 30,
	2012	2011	2012
	($)	($)	($)
Net Cash used in Operating Activities	(78,625)	(21,970)	(2,754,959)
Net Cash provided by/(used in) Investing Activities	(35,095)	15,000	(1,348,294)
Net Cash provided by Financing Activities	115,000	Nil	4,051,194
Net Increase (Decrease) in Cash During Period	1,280	(6,970)	1,280

As of April 30, 2012 we had $1,280 in cash, $42,348 in total assets, $1,743,651 in total liabilities and a working capital deficit of $1,701,303. As of April 30, 2012 we had an accumulated deficit of $13,693,648.

During the six months ended January 31, 2012 we spent $78,625 on operating activities, compared to spending of $21,970 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the six months ended April 30, 2012 was largely due to additional proceeds received from financing activities that gave us more flexibility to incur additional operating expenditures. From our inception on June 5, 2006 to April 30, 2012 we spent $2,754,959 on operating activities.

During the six months ended April 30, 2012 we spent $35,095 on investing activities, whereas we received $15,000 on investing activities during the same period in fiscal 2011. From our inception on June 5, 2006 to April 30, 2012 we spent $1,348,294 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182 and the acquisition of intangible assets of $182,687.

During the six months ended April 30, 2012 we received $115,000 from financing activities, all of which was in the form of proceeds from notes payable, whereas we received no income from financing activities during the same period in fiscal 2011. From our inception on June 5, 2006 to April 30, 2012 we received $4,051,194 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock.

For the next 12 months (beginning May 2012), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Research and development	12 months	100,000
Sales and marketing	12 months	200,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,700,000

Based on our planned expenditures, we require additional funds of approximately $1,700,000 to proceed with our business plan over the next 12 months (beginning May 2011). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,700,000 over the next 12 months (beginning May 2011) to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three months ended April 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three and six months ended April 30, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer, (also our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer (also our principal executive officer) and our chief financial officer, (also our principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information was not accumulated and communicated to management, including our chief executive officer (also our principal executive officer) and our chief financial officer, (also our principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 4, 2012, we amended the terms of our Convertible Promissory Note Agreements with Asher Enterprises, Inc. dated December 28, 2011 and February 13, 2012, respectively. Pursuant to the amendments, the Promissory Notes shall be convertible at an average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice.

On May 8, 2012, the Company entered into a third Convertible Promissory Note agreement with Asher Enterprises, Inc. pursuant to which we received debt financing in the amount of $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)

3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)

3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2012)

(10)	Material Contracts

10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)

10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)

10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.4

Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)

10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)

10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)

Exhibit	Description
No.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

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

On4 Communications, Inc.

Date: June 14, 2012.	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 14, 2012.	By:	/s/ Tom Locke
Tom Locke
Chief Financial Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal
Accounting Officer)