Form 10-Q
period 2012-07-31
ON4 COMMUNICATIONS INC.
filed 2012-09-14
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

76,294,124 common shares issued and outstanding as of September 13, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS INC.

Consolidated Financial Statements

Nine Months Ended July 31, 2012

(Expressed in US dollars)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	July 31,	October 31,
	2012	2011
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	299	–
Loan receivable (Note 4)	37,563	–
Prepaid expenses	415	–
Deferred financing costs (Note 8)	5,141	–

Total Current Assets	43,418	–

Property and equipment (Note 5)	–	1,126

Total Assets	43,418	1,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	450,568	449,566
Accrued interest payable	296,822	223,915
Due to related parties (Note 6)	446,710	405,753
Notes payable (Note 7)	467,408	467,643
Convertible note, net of discount of $29,871 (Note 8)	125,129	–
Derivative liability (Note 9)	78,757	–

Total Liabilities	1,865,394	1,546,877

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)

Stockholders’ Deficit

Preferred stock: 10,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–
Common stock: 200,000,000 shares authorized, $0.0001 par value; 68,102,490 shares issued and outstanding (October 31, 2011 – 66,602,490)	6,810	6,660

Additional paid-in capital	11,915,535	11,866,935

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(13,814,321)	(13,489,346)

Total Stockholders’ Deficit	(1,821,976)	(1,545,751)

Total Liabilities and Stockholders’ Deficit	43,418	1,126

(The accompanying notes are an integral part of these consolidated financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Accumulated
					From
	For The	For The	For The	For The	June 5,
	Three	Three	Nine	Nine	2006
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Advertising and marketing	–	–	–	–	182,182
Amortization of intangible assets	–	–	–	–	18,138
Amortization of property and equipment	–	242	241	725	32,677
Consulting fees	–	–	48,750	(2,191)	2,165,016
Foreign exchange (gain) loss	(2,702)	(666)	(303)	15,395	254,204
General and administrative	2,345	7,288	15,325	22,789	1,105,653
Impairment of goodwill	–	–	–	–	3,274,109
Impairment of assets	–	–	885	–	2,220,609
Management fees (Note 6(b))	16,519	–	44,174	–	1,206,770
Payroll	–	–	–	–	29,516
Professional fees	10,058	15,366	57,556	53,864	735,700
Research and development	–	–	–	–	318,360
Total Operating Expenses	26,220	22,230	166,628	90,582	11,542,934

Operating Loss	(26,220)	(22,230)	(166,628)	(90,582)	(11,542,934)
Other Income (Expense)

Loss on change in fair value of derivative liability	(31,257)	–	(31,257)	–	(31,257)
Gain on settlement of debt	–	1,985	–	1,985	807,352
Interest and other income	–	–	–	–	181,682
Accretion expense	(17,629)	–	(17,629)	–	(17,629)
Interest expense	(45,567)	(35,626)	(109,461)	(79,294)	(808,099)
Write-off of note receivable	–	–	–	–	(1,114,182)
Total Other Income (Expense)	(94,453)	(33,641)	(158,347)	(77,309)	(982,133)
Loss from Continuing Operations	(120,673)	(55,871)	(324,975)	(167,891)	(12,525,067)
Discontinued Operations (Note 3)
Loss from discontinued operations	–	–	–	(8,085)	(1,282,616)
Gain on disposal of discontinued operations	–	–	–	76,834	76,834
Loss on Discontinued Operations	–	–	–	68,749	(1,205,782)
Net Loss	(120,673)	(55,871)	(324,975)	(99,142)	(13,730,849)

Net Loss Per Share – Basic and Diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	68,102,000	66,602,000	67,443,000	66,602,000

(The accompanying notes are an integral part of these consolidated financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Accumulated
	For The	For The	From
	Nine	Nine	June 5, 2006
	Months	Months	(Date of
	Ended	Ended	Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss from continuing operations	(324,975)	(167,891)	(12,525,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	17,629	–	92,629
Amortization of property and equipment	241	725	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	4,859	–	4,859
Gain on settlement of debt	–	(1,985)	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	885	–	2,220,609
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	528,000
Loss on change in fair value of derivative liability	31,257		31,257
Stock-based compensation	48,750	(3,691)	1,185,731
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	(415)	–	(11,093)
Accounts payable and accrued liabilities	767	33,556	814,488
Accrued interest payable	72,907	63,124	516,093
Due to related parties	40,957	54,217	642,297
Net Cash Used In Operating Activities	(107,138)	(21,945)	(2,783,472)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	15,000	15,709
Loan receivable	(37,563)	–	(37,563)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	(37,563)	15,000	(1,350,762)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable	155,000	–	882,022
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	(10,000)	–	(10,000)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	145,000	–	4,081,194
Effects of Exchange Rate Changes on Cash	–	–	54,862
Net Cash (Used in) Provided by Discontinued Operations:
Operating Activities	–	–	(119,701)
Investing Activities	–	–	(661,509)
Financing Activities	–	–	779,687
	–	–	(1,523)
Increase (Decrease) in Cash	299	(6,945)	299
Cash - Beginning of Period	–	7,558	–
Cash - End of Period	299	613	299

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on October 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1-to-1 basis. The Company issued 27,955,089 common shares to the former shareholders of On4 and the merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009. On May 3, 2012, the Company’s shareholders approved a name change to NetCents Systems International Ltd., however, this has not been declared effective as of the date of issuance of these financial statements.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2012, the Company has a working capital deficiency of $1,821,976 and has accumulated losses totaling $13,814,321 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted. The Company’s fiscal year end is October 31.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt, stock-based compensation, derivative liabilities and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
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

Advertising Costs

The Company expenses advertising costs as incurred. For the nine months ended July 31, 2012 and 2011, advertising costs were $nil.

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2012, the Company had no items representing comprehensive income or loss.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the nine months ended July 31, 2012 and 2011, there were no charges for interest or penalties.

Financial Instruments and Fair Value Measures

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

Pursuant to ASC 825, the fair value of the cash equivalent is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. Convertible notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at July 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets		Significant
	for identical	Significant other	Unobservable	Balance,
	instruments	observable Inputs	inputs	June 30,
	(Level 1)	(Level 2 )	(Level 3)	2012
	$	$	$	$

Cash	299	–	–	299
Derivative liability	–	–	(78,757)	(78,757)

	299	–	(78,757)	(78,458)

The fair values of other financial instruments, which include loan receivable, accounts payable, accrued interest payable, amounts due to related parties, notes payable and convertible notes payable approximate their current fair values because of their nature and respective maturity dates or durations.

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

The results of PetsMobility’s discontinued operations are summarized as follows:

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

3.	Discontinued Operations (continued)

					Accumulated
	For The	For The	For The	For The	from
	Three	Three	Nine	Nine	June 5,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	To July 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	–	–	–	–	6,744
Expenses
Advertising and marketing	–	–	–	–	44,748
Amortization of property and equipment	–	–	–	–	9,709
Consulting fees	–	–	–	–	262,523
Foreign exchange loss	–	–	–	–	27
General and administrative	–	–	–	–	45,505
Impairment of intangible assets	–	–	–	–	651,800
Management fees	–	–	–	–	51,000
Professional fees	–	–	–	–	28,802
Payroll	–	–	–	–	16,838
Research and development	–	–	–	–	79,354
Total Expenses	–	–	–	–	1,190,306
Operating Loss	–	–	–	–	(1,183,562)
Other Income (Expenses)
Loss on settlement of debt	–	–	–	–	(1,120)
Interest and other income	–	–	–	–	3,166
Net Loss from Discontinued Operations	–	–	–	–	(1,181,516)

(b)	Sound Revolution and Charity Tunes Inc.

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

The results of Sound Revolution Recordings Inc., and Charity Tunes Inc., discontinued operations are summarized as follows:

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

3.	Discontinued Operations (continued)

					Accumulated
	For The	For The	For The	For The	from
	Three	Three	Nine	Nine	June 5,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	To July 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	–	–	–	–	222,866
Cost of sales					97,230
Gross margin					125,636
Expenses	–	–	–	–
Advertising and marketing	–	–	–	–	9,298
Amortization of property and equipment	–	–	–	1,121	4,162
Consulting fees	–	–	–	5,534	15,218
Foreign exchange loss	–	–	–	1,430	6,025
General and administrative	–	–	–	–	12,960
Professional fees	–	–	–	–	35,783
Payroll	–	–	–	–	25,950
Total Expenses	–	–	–	8,085	109,396
Operating Income (Loss)	–	–	–	(8,085)	16,240
Other Income (Expenses)
Gain on settlement of debt	–	–	–	–	4,442
Interest expense	–	–	–	–	(121,782)
Net Loss from Discontinued Operations	–	–	–	(8,085)	(101,100)

4.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”) described in Note 13(b). At July 31, 2012, the Company was owed $37,563 for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing and due on demand.

5.	Property and Equipment

				July 31,	October 31,
				2012	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$
Office equipment	26,036	25,151	885	–	1,126

During the nine months ended July 31, 2012, the Company recorded an impairment loss of $885 for office equipment no longer in use.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

6.	Related Party Transactions

a)

As at July 31, 2012, the Company owed $446,710 (October 31, 2011 - $405,753) to management and directors for advance of operating funds and services provided on behalf of the Company. The amounts owing are unsecured, non- interest bearing, and due on demand.

	b)	During the nine months ended July 31, 2012, the Company incurred $44,174 (2011 - $nil) of management fees to the Company’s Chief Financial Officer.

7.	Notes Payable

	July 31,	October 31,
	2012	2011
	$	$

Bling Capital Corp., unsecured, and due on demand.	24,928	25,163

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Ed Aaronson, unsecured, due interest at 10% per annum, and due on demand.	115,000	115,000

Troy Rice, unsecured, due interest at 10% per annum, and due on demand.	7,500	7,500

	467,408	467,643

8.	Convertible Notes

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

On May 4, 2012, the Company modified the conversion terms to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. Pursuant to ASC 470-50 “Debt: Modifications and Extinguishments” the Company determined that there was no extinguishment of debt and no gain or loss was recognized. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $47,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $47,500. At July 31, 2012, $17,629 of accretion expense had been recorded and the carrying value of the note is $17,629.

The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At July 31, 2012, the Company had recorded amortization of $1,944 and the remaining $556 will be charged to operation over the life of the note.

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

On May 4, 2012, the Company modified the conversion terms to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. Pursuant to ASC 470-50 “Debt: Modifications and Extinguishments” the Company determined that there was no extinguishment of debt and no gain or loss was recognized. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on August 12, 2012.

The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At July 31, 2012, the Company had recorded amortization of $1,249 and the remaining $1,251 will be charged to operation over the life of the note.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

8.	Convertible Notes (continued)

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

The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At July 31, 2012, the Company had recorded amortization of $833 and the remaining $1,667 will be charged to operation over the life of the note.

d)

On May 8, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on November 4, 2012.

The Company paid $2,500 of deferred finance costs relating to the issuance of the Note. At July 31, 2012, the Company had recorded amortization of $833 and the remaining $1,667 will be charged to operation over the life of the note.

9.	Derivative Liability

Derivative liability consists of the convertible debenture issued on December 28, 2011, which became convertible on June 25, 2012. On June 25, 2012, the fair value of the derivative liability was $47,500 and was determined using the Black-Scholes option pricing model using the following assumptions: expected volatility of 187%, risk-free rate of 0.10%, expected dividend yield of 0%, and expected life of 0.27 years. At July 31, 2012, the fair value of the derivative liability is $78,757 and was determined using the Black-Scholes option pricing model, using the following assumptions: expected volatility of 377%, risk-free interest rate of 0.09%, expected dividend yield of 0% and expected life of 0.17 years. The loss on the change in fair value of the derivative liability is $31,257.

10.	Common Stock

a)

Effective April 20, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares of common stock, par value of $0.0001 per share.

	b)	On February 29, 2012, the Company issued 1,500,000 common shares with a fair value of $48,750 to a consultant for consulting fees.

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2012 and October 31, 2011	1,456,000	0.50

As at July 31, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
1,300,000	0.50	October 23, 2012
156,000	0.50	February 28, 2013
1,456,000

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Expressed in US dollars)
(Unaudited)

12.	Stock Options

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$

Outstanding, October 31, 2011 and July 31, 2012	2,625,000	0.30	3.71	–

Additional information regarding stock options as of July 31, 2012 is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

At July 31, 2012, the Company had no unvested options or unrecognized compensation expense.

13.	Commitments

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

On March 12, 2009, we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006 (“On4”). We subsequently amended this agreement on April 7, 2009, and on May 1, 2009 we completed the merger with On4, with our company as the surviving entity. Upon the completion of the merger, we had three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

On April 29, 2010 we sold our interest in PetsMobility, excluding certain specific assets, to On4 Communications Inc., a private Canadian company and our shareholder (“On4 Canada”), pursuant to an asset purchase agreement in exchange for On4 Canada returning 2,000,000 shares of our common stock to our treasury for cancellation. On October 29, 2010 we amended the asset purchase agreement to clarify certain terms of the purchase and sale.

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

On December 15, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents. Pursuant to the terms of the share exchange agreement, our company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our company. The share exchange has not been completed as of the date of this Quarterly Report and is subject to completion of due diligence by the parties, and to the following material terms and conditions:

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

Also on December 15, 2011, NetCents received the approval for the share exchange agreement and the share exchange transaction from holders of approximately 76% of its voting securities through written resolution in lieu of holding a meeting.

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

On February 13, 2012, we entered into a convertible promissory note agreement with Asher Enterprises, Inc. pursuant to which we received debt financing of$32,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 15, 2012.

On March 13, 2012, we received written consent from the board of directors and the holders of 52.40% of our company’s voting securities to amend the Articles of Incorporation to increase our authorized capital.

On March 21, 2012, we entered into a second convertible promissory note agreement with Asher pursuant to which we received debt financing of $42,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to the lower of 51% of the average of the lowest two closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on December 26, 2012.

On April 19, 2012, the Delaware Secretary of State accepted for filing of a Certificate of Amendment, wherein, we amended our Articles of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000 shares of common stock, par value of $0.0001 per share, effective April 20, 2012. Our preferred stock remains unchanged.

On May 4, 2012, we amended the terms of our convertible promissory note agreements with Asher dated December 28, 2011 and February 13, 2012, respectively. Pursuant to the amendments, the promissory notes shall be convertible at an average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice.

On May 8, 2012, we entered into a third convertible promissory note agreement with Asher pursuant to which we received debt financing in the amount of $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013.

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

Employees

As of July 31, 2012, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three and Nine Months Ended July 31, 2012 and July 31, 2011, and the Period from June 5, 2006 (Date of Inception) to July 31, 2012.

Our results of operations are presented below:

					Accumulated
					from
					June 5, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total operating expenses	26,220	22,230	166,628	90,582	11,542,934
Total other expenses	94,453	33,641	158,347	77,309	982,133
Loss from discontinued operations	Nil	Nil	Nil	8,085	1,282,616
Gain on disposal of discontinued operations	Nil	Nil	Nil	(76,834)	(76,834)
Net loss	(120,673)	(55,871)	(324,975)	(99,142)	(13,730,849)

From our inception on June 5, 2006 to July 31, 2012, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	July 31,	July 31,	July 31,	July 31,	Inception) to
	2012	2011	2012	2011	July 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Amortization of property and equipment	Nil	242	241	725	32,677
Consulting fees	Nil	Nil	48,750	(2,191)	2,165,016
Foreign exchange (gain) loss	(2,702)	(666)	(303)	15,395	254,204
General and administrative	2,345	7,288	15,325	22,789	1,105,653
Impairment of assets	Nil	Nil	885	Nil	2,220,609
Management fees	16,519	Nil	44,174	Nil	1,206,770
Professional fees	10,058	15,366	57,556	53,864	735,700

Our total expenses during the three months ended July 31, 2012 consisted of $2,345 in general and administrative expenses, $16,519 in management fees and $10,058 in professional fees. During this period we also incurred $ 31,257 in loss on change in fair value of derivative liability, $17,629 in accretion expense and $45,567 in the form of interest expenses.

Our total expenses during the three months ended July 31, 2011 consisted of $242 in amortization of property and equipment, a $Nil in consulting fees, $666 in foreign exchange gain $7,288 in general and administrative expenses, and $15,366 in professional fees. During this period we also incurred $35,626 in the form of interest expenses.

Our total expenses during the nine months ended July 31, 2012 consisted of $241 in amortization of property and equipment, $48,750 in consulting fees, $15,325 in general and administrative expenses, $885 in impairment of assets, $44,174 in management fees and $57,556 in professional fees, During this period we also incurred $31,257 in loss on change in fair value of derivative liability, $17,629 in accretion expense and $109,461 in the form of interest expenses.

Our total expenses during the nine months ended July 31, 2011 consisted of $725 in amortization of property and equipment, $15,395 in foreign exchange loss $22,789 in general and administrative expenses, and $53,864 in professional fees. During this period we also incurred $79,294 in the form of interest expenses.

Our total expenses from our inception on June 5, 2006 to July 31, 2012 consisted of $182,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,165,016 in consulting fees, $254,204 in foreign exchange loss, $1,105,653 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of intangible assets, $1,206,770 in management fees, $29,516 in payroll, $735,700 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended July 31, 2012 compared to the same period in 2011 was primarily due to decreases in consulting fees, general and administrative expenses, management fees and professional fees.

The increase in our operating expenses during the nine months ended July 31, 2012 compared to the same period in 2011 was primarily due to increased consulting fees, management fees and professional fees.

During the three months ended July 31, 2012 we incurred a $26,220 operating loss, and a net loss of $120,673. During the same period in fiscal 2011 we incurred an operating loss of $22,230 and a net loss of $55,871. During the nine months ended July 31, 2012 we incurred a $166,628 operating loss, and a net loss of $324,975. During the same period in fiscal 2011 we incurred an operating loss of $90,582 and a net loss of $99,142. We did not experience any net loss per share during the three and nine months ended July 31, 2012 and 2011. From our inception on June 5, 2006 to July 31, 2012 we incurred a $12,525,067 loss from continuing operations, a $1,205,782 loss from discontinued operations and incurred a net loss $13,730,849.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	October 31,
	2012	2011
	($)	($)
Current Assets	43,418	Nil
Current Liabilities	1,865,394	1,546,877
Working Capital/(Deficit)	(1,821,976)	(1,546,877)

Cash Flows

			Period from
	Nine Months	Nine Months	Inception
	Ended	Ended	(June 5, 2006)
	July 31,	July 31,	to July 31,
	2012	2011	2012
	($)	($)	($)
Net Cash used in Operating Activities	(107,138)	(21,945)	(2,783,472)
Net Cash provided by/(used in) Investing Activities	(37,563)	15,000	(1,350,762)
Net Cash provided by Financing Activities	145,000	Nil	4,081,194
Net Increase (Decrease) in Cash During Period	229	(6,945)	229

As of July 31, 2012 we had $229 in cash, $43,418 in total assets, $1,865,394 in total liabilities and a working capital deficit of $1,821,976. As of July 31, 2012 we had an accumulated deficit of $13,814,321.

During the nine months ended July 31, 2012 we spent $107,138 on operating activities, compared to spending of $21,945 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the nine months ended July 31, 2012 was largely due to an increase in operating expenses and the fact that the Company received financial from the issuance of notes payable to support payment of operating costs. From our inception on June 5, 2006 (inception) to July 31, 2012 we spent $2,783,472 on operating activities.

During the nine months ended July 31, 2012 we spent $37,563 on investing activities, whereas we received $15,000 on investing activities during the same period in fiscal 2011. From our inception on June 5, 2006 to July 31, 2012 we spent $1,350,762 on investing activities, the bulk of which was in the form of advances for notes receivable.

During the nine months ended July 31, 2012 we received $145,000 from financing activities, all of which was in the form of proceeds from notes payable, whereas we received $Nil during the same period in fiscal 2011. From our inception on June 5, 2006 to July 31, 2012 we received $4,081,194 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock.

For the next 12 months (beginning August 2012), we estimate our planned expenses to be approximately $1,700,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Research and development	12 months	100,000
Sales and marketing	12 months	200,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,700,000

Based on our planned expenditures, we require additional funds of approximately $1,700,000 to proceed with our business plan over the next 12 months (beginning August 2012). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,700,000 over the next 12 months (beginning August 2012) to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three and nine months ended July 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three and nine months ended July 31, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt, stock-based compensation, derivative liabilities and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Advertising Costs

Our company expenses advertising costs as incurred. For the nine months ended July 31, 2012 and 2011, advertising costs were $nil.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2012, our company had no items representing comprehensive income or loss.

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

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the nine months ended July 31, 2012 and 2011, there were no charges for interest or penalties.

Financial Instruments and Fair Value Measures

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, our company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair value of the cash equivalent is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. Convertible notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. Our company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at July 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets		Significant
	for identical	Significant other	Unobservable	Balance,
	instruments	observable Inputs	inputs	June 30,
	(Level 1)	(Level 2 )	(Level 3)	2012
	$	$	$	$
Cash	299	–	–	299
Derivative liability	–	–	(78,757)	(78,757)
	299	–	(78,757)	(78,458)

The fair values of other financial instruments, which include cash, loan receivable, accounts payable, accrued interest payable, amounts due to related parties, notes payable and convertible notes payable approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information was not accumulated and communicated to management, including chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective July 23, 2012, Tom Locke resigned as chief financial officer, secretary, treasurer and as a director of our company. His resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Mr. Locke’s resignation, we appointed Mr. Ryan Madson, our current chief operating officer, as secretary, treasurer, chief marketing officer, and as a director of our company.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)

3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)

3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)

(10)	Material Contracts

10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)

10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)

10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.4

Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)

10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)

10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

Exhibit	Description
No.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

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

On4 Communications, Inc.

Date: September 14, 2012.	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)