Form 10-K
period 2012-10-31
ON4 COMMUNICATIONS INC.
filed 2013-02-13
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 102 – 628 West 12th Avenue, Vancouver, British Columbia, Canada	V5Z 1M8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 525-4361

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes [   ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [   ]          No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [   ]          No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]          No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting compa[ny. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]          No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2012 was $4,460,713 based on a $0.0655 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

191,999,434 common shares as of February 11, 2013.

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

On April 19, 2012, the Delaware Secretary of State accepted for filing of a Certificate of Amendment, wherein, we amended our Articles of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000 shares of common stock, par value of $0.0001 per share, effective April 20, 2012. Our preferred stock remained unchanged.

On November 1, 2012, our company received written consent from the board of directors and the holders of 78.72% of our company’s voting securities to amend the Articles of Incorporation to increase our authorized capital.

On November 30, 2012, the Delaware Secretary of State accepted for filing of a Certificate of Amendment, wherein, our company amended its Articles of Incorporation to increase the authorized number of shares of our common stock from 210,000,000 to 630,000,000 shares, with a par value of $0.0001, which consists of 600,000,000 shares of common stock and 30,000,000 shares of preferred stock.

Our common stock is quoted on Over-the-Counter Bulletin Board under the symbol “ONCI”.

Corporate History

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

On November 3, 2011 we entered into a binding letter of intent (“LOI”) to acquire 100% of the issued and outstanding shares of NetCents Systems Ltd., a private Alberta corporation engaged in the development and implementation of a unique and secure electronic payment system for online merchants and consumers. The LOI provides for a period of due diligence which will lead to a formal agreement whereby we will acquire 100% of the issued and outstanding capital of NetCents. Clayton Moore, an officer and director of our company, and Ryan Madson, an officer of our company, are shareholders of NetCents and Mr. Moore is the president and director of Net Cents.

On November 4, 2011, Clayton Moore was appointed as a director, president and chief executive officer of our company, Steven Allmen was appointed a director, Ryan Madson was appointed chief operating officer, Tom Locke was appointed as a director, chief financial officer, secretary and treasurer, and John Kaczmarowski was appointed chief technical officer.

On December 15, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents. Pursuant to the terms of the share exchange agreement, our company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our company. The share exchange has not been completed as of the date of this Annual Report and is subject to completion of due diligence by the parties, and to the following material terms and conditions:

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

On December 28, 2011, we entered into a convertible promissory note agreement with for $47,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 30, 2012. Furthermore, the note is convertible into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.

On February 13, 2012, we entered into a convertible promissory note agreement with Asher Enterprises, Inc. pursuant to which we received debt financing of$32,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon was due on November 15, 2012. During the year ended October 31, 2012, we issued 8,667,027 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300.

On March 21, 2012, we entered into a second convertible promissory note agreement with Asher pursuant to which we received debt financing of $42,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to the lower of 51% of the average of the lowest two closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on December 26, 2012. During the year ended October 31, 2012, we issued 18,978,704 shares of common stock for the conversion of $42,500 plus accrued interest of $1,700.

On May 4, 2012, we amended the terms of our convertible promissory note agreements with Asher dated December 28, 2011 and February 13, 2012, respectively. Pursuant to the amendments, the promissory notes shall be convertible at an average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. During the year ended October 31, 2012, we issued 7,510,081 shares of common stock for the conversion of $47,500 plus accrued interest of $1,900.

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

Concurrently with Mr. Locke’s resignation, we appointed Mr. Ryan Madson, our chief operating officer, as secretary, treasurer, chief marketing officer, and as a director of our company, effective as of July 23, 2012.

On August 7, 2012, we entered into a convertible promissory note agreement with Asher for $32,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on May 9, 2013.

On September 10, 2012, we entered into a convertible promissory note agreement with Asher for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is convertible into shares of our common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The principal amount of the loan and any interest thereon are due on October 1, 2013

On September 10, 2012, we entered into a convertible promissory note agreement with Asher for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of our company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. During the year ended October 31, 2012, we issued 17,681,232 shares of common stock for the conversion of $40,000 of the note.

On November 8, 2012, we entered into a convertible promissory note agreement with Asher for $20,000. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on November 5, 2013.

On December 3, 2012, we entered into a convertible promissory note agreement with Asher for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013.

Subsequent to October 31, 2012, we issued 65,614,900 shares of common stock upon the conversion of the convertible notes with Asher dated May 8, 2012, September 10, 2012, and November 8, 2012 and 5,445,000 shares of common stock upon the conversion of the convertible note with Panache dated November 5, 2012.

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

Subsidiaries

As at the year ended October 31, 2012, we do not have any subsidiaries.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Employees

As of October 31, 2012, are only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

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

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to October 31, 2012, we have incurred aggregate net losses of $14,313,275. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately 1,400,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our advertising services will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

  support our planned growth and carry out our business plan;
  hire top quality personnel for all areas of our business; and
  address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our advertising services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a successful advertising service or achieve commercial acceptance of our advertising services or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our advertising services, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our advertising services and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our advertising services is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 600,000,000 shares of common stock with a par value of $0.0001 per share and 30,000,000 preferred shares with no par value. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal offices are located at Suite 1704 – 1188 West Pender Street, Vancouver, British Columbia, Canada V6E 0A2. Our office space at this location consists of approximately 600 square feet at the cost of $1,100 per month which is paid by NetCents. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.	Legal Proceedings

Other than as set out below, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

On May 10, 2011 Saks Tierney, P.A., filed a complaint against our company in Maricopa County (Arizona) Superior Court seeking payment of $17,504.47 in unpaid fees for legal services rendered, plus pre and post-judgment interest at the rate of ten percent (10%) per annum; plus the Saks Tierney’s reasonable attorneys’ fees and costs. We did not respond to the complaint and on June 23, 2011, Saks Tierney submitted an Application for entry of Default. We became in default of the complaint on July 8, 2011 and, on September 9, 2011, Saks Tierney entered a motion to take default judgment against us. Further to our ongoing negotiations with Saks Tierney to arrange a settlement of the unpaid legal fees, Saks Tierney filed a Notice of Dismissal to dismiss the complaint on September 15, 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “ONCI.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2012	$0.0475	$0.0035
July 31, 2012	$0.074	$0.0099
April 30, 2012	$0.08	$0.011
January 31, 2012	$0.75	$0.004
October 31, 2011	$0.0129	$0.0042
July 31, 2011	$0.007	$0.004
April 30, 2011	$0.0115	$0.005
January 31, 2011	$0.039	$0.01
October 31, 2010	$0.074	$0.02

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, AZ 85251, is the registrar and agent for our common and preferred shares.

On February 11, 2013, the shareholders’ list showed 70 registered shareholders, 191,999,434 common shares and no preferred shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended October 31, 2012, we issued 8,667,027 shares of common stock to Asher Enterprises, Inc. for the conversion of $32,500 plus accrued interest of $1,300 pursuant to the convertible dated February 13, 2012.

During the year ended October 31, 2012, we issued 18,978,704 shares of common stock to Asher Enterprises, Inc. for the conversion of $42,500 plus accrued interest of $1,700 pursuant to the convertible note dated March 22, 2012.

During the year ended October 31, 2012, we issued 7,510,081 shares of common stock to Asher Enterprises, Inc. for the conversion of $47,500 plus accrued interest of $1,900 pursuant to the convertible note dated December 28, 2011.

During the year ended October 31, 2012, we issued 17,681,232 shares of common stock to Asher Enterprises, Inc. for the conversion of $40,000 pursuant to the note dated September 10, 2012.

We did not sell any other equity securities which were not registered under the Securities Act during the year ended October 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2012.

Subsequent to October 31, 2012, we issued 71,059,900 shares of common stock to Asher Enterprises, Inc. upon the conversion of the convertible notes with Asher dated May 8, 2012, September 10, 2012, and November 8, 2012 and Panache dated November 5, 2012.

All securities issued to Asher Enterprises, Inc. were issued in reliance on the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,500,000	Nil	1,500,000
Total	1,500,000	Nil	1,500,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2012.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended October 31, 2012 and October 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

For the next 12 months (beginning November 2012), we estimate our planned expenses to be approximately $1,400,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,400,000

Based on our planned expenditures, we require additional funds of approximately $1,400,000 to proceed with our business plan over the next 12 months (beginning November 2012). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Our company’s continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments to discharge our company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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

Results of Operations for the Years Ended October 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended October 31, 2012 and 2011.

Our operating results for the years ended October 31, 2012 and 2011 are summarized as follows:

		Year Ended
		October 31,
		2012	2011
Operating Expenses		$(190,531)	$(108,238)
Other Income (Expense)		$(716,870)	$43,944
Loss from Continuing Operations		$(907,401)	$(64,294)
Gain (Loss) from discontinued operations	$	Nil	$68,749
Net Income (Loss)		$(907,401)	$4,455

Expenses

Our operating expenses from continuing operations for the years ended October 31, 2012 and 2011 are outlined in the table below:

	Year Ended
	October 31,
	2012		2011
Amortization of property and equipment	$241		$966
Consulting fees	$52,440		$1,500
Foreign exchange (gain) loss	$295		$4,902
General and administrative	$23,676		$35,074
Impairment of assets	$885	$	Nil
Management fees	$44,175	$	Nil
Professional Fees	$68,819		$65,796

Operating expenses for the year ended October 31, 2012 increased by $82,283 as compared to fiscal 2011. The higher expenses in fiscal 2012 were primarily the result of increases in consulting fees, impairment of assets, management fees and professional fees.

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

Liquidity and Financial Condition

Working Capital

	At October 31,			Percentage
	2012		2011	Increase/(Decrease)
Current Assets	$78,572	$	Nil	100%
Current Liabilities	$1,817,242		$1,546,877	14.88%
Working Capital	$(1,738,670)		$(1,546,877)	10.83%

Cash Flows

	Year Ended
	October 31,
	2012		2011
Net Cash Used in Operating Activities	$(119,790)		$(22,558)
Net Cash Provided by Financing Activities	$198,500	$	Nil
Net Cash Provided by (Used in) Investing Activities	$(78,202)		$15,000
Effect of Exchange Rate Changes	$(138)	$	Nil
Increase (Decrease) in Cash during the Period	$370		$(7,558)

As of October 31, 2012, our company had working capital deficit of $1,738,670, which is higher than the working capital deficit of $1,546,877 as at October 31, 2011. This is due to the fact that our company received new debt financing of $198,500 (net of financing costs) during the year from convertible debentures which were used to pay ongoing development and operating costs incurred by our company.

The increase in net cash used in operating activities was due to the fact that our company did not raise any new equity or debt financing to sustain a full year of operating activities.

During the year ended October 31, 2012, we used $78,202 in investing activities relating to a loan receivable, compared with $15,000 raised in investing activities during the year ended October 31, 2011 which was from cash received from the disposition of our subsidiary.

During the year ended October 31, 2012 we had $198,500 in cash provided by financing activities which consisted of $212,500 in proceeds from notes payable offset by $14,000 for the repayment of notes payable. We did not have any financing activities during the year ended October 31, 2011.

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and our components in the consolidated financial statements. As at October 31, 2012 and 2011, our company had no items representing comprehensive income/loss.

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

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the year ended October 31, 2012 and 2011, there were no charges for interest or penalties.

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

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. Derivative liabilities are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. Our company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on our company’s balance sheet as at October 31, 2012 and 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets		Significant
	for identical	Significant other	unobservable	Balance,	Balance,
	instruments	observable inputs	inputs	October 31,	October 31,
	(Level 1)	(Level 2)	(Level 3)	2012	2011
	$	$	$	$	$
Cash	370	–	–	370	–
Derivative liabilities	–	(103,747)	–	(103,747)	–
	370	(103,747)	–	(103,377)	–

The fair values of other financial instruments, which include loan receivable, accounts payable and accrued liabilities, accrued interest payable, amounts due to related parties, notes payable and convertible notes payable approximate their current fair values because of their nature and respective maturity dates or durations.

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

20

ON4 COMMUNICATIONS INC.

Financial Statements

Years Ended October 31, 2012 and 2011

(Expressed in US dollars)

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On4 Communications Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of On4 Communications Inc. (A Development Stage Company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from June 5, 2006 (Date of Inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP
Vancouver, Canada
February 12, 2013

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	October 31,
	2012	2011
	$	$
ASSETS

Current Assets

Cash	370	–
Loan receivable (Note 4)	78,202	–

Total Current Assets	78,572	–

Deferred financing costs (Note 8)	3,877	–
Property and equipment (Note 5)	–	1,126

Total Assets	82,449	1,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	647,951	772,481
Accrued interest payable	329,692	223,915
Due to related parties (Note 6)	238,867	205,338
Notes payable (Note 7)	431,370	345,143
Convertible notes payable, net of unamortized discount of $44,385 (Note 8)	65,615	–
Derivative liabilities (Note 9)	103,747	–

Total Liabilities	1,817,242	1,546,877

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Subsequent Events (Note 16)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 120,939,534 shares issued and outstanding (2011 – 66,602,490)	12,094	6,660

Additional paid-in capital	12,579,860	11,866,935

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(14,396,747)	(13,489,346)

Total Stockholders’ Deficit	(1,734,793)	(1,545,751)

Total Liabilities and Stockholders’ Deficit	82,449	1,126

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Accumulated From
	Year	Year	June 5, 2006
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Operating Expenses

Advertising and marketing	–	–	182,182
Amortization of intangible assets	–	–	18,138
Amortization of property and equipment	241	966	32,677
Consulting fees	52,440	1,500	2,168,706
Foreign exchange loss	295	4,902	254,802
General and administrative	23,676	35,074	1,114,004
Impairment of goodwill	–	–	3,274,109
Impairment of assets (Note 5)	885	–	2,220,609
Management fees (Note 6)	44,175	–	1,206,771
Payroll	–	–	29,516
Professional fees	68,819	65,796	746,963
Research and development	–	–	318,360
Total Operating Expenses	190,531	108,238	11,566,837

Operating Loss	(190,531)	(108,238)	(11,566,837)

Other Income (Expense)
Accretion of discounts on convertible notes payable (Note 8)	(163,115)	–	(238,115)
Amortization of deferred financing costs	(10,123)	–	(10,123)
Gain on settlement of debt	–	160,358	807,352
Interest and other income	–	–	181,682
Interest expense	(145,176)	(116,414)	(768,814)
Loss on change in fair value of derivative liabilities (Note 9)	(398,456)	–	(398,456)
Write-off of note receivable	–	–	(1,114,182)
Total Other Income (Expense)	(716,870)	43,944	(1,540,656)
Loss from Continuing Operations	(907,401)	(64,294)	(13,107,493)
Discontinued Operations (Note 3)
Loss from discontinued operations	–	(8,085)	(1,282,616)
Gain on disposal of discontinued operations	–	76,834	76,834
Loss from Discontinued Operations	–	68,749	(1,205,782)
Net Income (Loss)	(907,401)	4,455	(14,313,275)

Net Loss Per Share – Basic and Diluted
Continuing operations	(0.01)	–
Discontinued operations	–	–

Weighted Average Shares Outstanding	72,260,000	66,602,490

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2012

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
For the Period from June 5, 2006 (Date of Inception) to October 31, 2012

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

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from June 5, 2006 (Date of Inception) to October 31, 2012

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$

Balance, October 31, 2011	–	–	66,602,490	6,660	11,866,935	70,000	(13,489,346)	(1,545,751)
Shares issued for services	–	–	1,500,000	150	48,600	–	–	48,750
Shares issued upon conversion of notes payable	–	–	52,837,044	5,284	162,116	–	–	167,400
Derivative liabilities relating to notes payable converted to shares	–	–	–	–	502,209	–	–	502,209
Net loss for the year	–	–	–	–	–	–	(907,401)	(907,401)
Balance, October 31, 2012	–	–	120,939,534	12,094	12,579,860	70,000	(14,396,747)	(1,734,793)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated From
	Year	Year	June 5, 2006
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2012	2011	2012
	$	$	$

Operating Activities
Net loss from continuing operations	(907,401)	(64,294)	(13,107,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	163,115	–	238,115
Amortization of property and equipment	241	966	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	10,123	–	10,123
Gain on settlement of debt	–	(160,358)	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	885	–	2,220,609
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	48,750	–	576,750
Loss on change in fair value of derivative liabilities	398,456	–	398,456
Stock-based compensation	–	(3,691)	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Accounts payable and accrued liabilities	21,835	40,714	835,556
Accrued interest payable	110,677	85,401	553,863
Due to related parties	33,529	78,704	634,869
Net Cash Used In Operating Activities	(119,790)	(22,558)	(2,796,124)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	15,000	15,709
Loan receivable	(78,202)	–	(78,202)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Provided By (Used In) Investing Activities	(78,202)	15,000	(1,391,401)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	212,500	–	939,522
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	(14,000)	–	(14,000)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	198,500	–	4,134,694
Effects of Exchange Rate Changes on Cash	(138)	–	54,724
Discontinued Operations:
Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687
Net Cash Used in Discontinued Operations	–	–	(1,523)
Increase (Decrease) in Cash	370	(7,558)	370
Cash - Beginning of Period	–	7,558	–
Cash - End of Period	370	–	370

Supplemental Disclosures (Note 14)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at October 31, 2012, the Company has not generated any revenues since inception, has a working capital deficiency of $1,738,670 and has an accumulated deficit of $14,396,747 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible notes payable, stock-based compensation, derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
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

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended October 31, 2012 and 2011, advertising costs were $nil.

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

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

Reclassification

Certain financial statement items have been reclassified from prior year in order to conform to presentation standards for the current year.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2012 and 2011, the Company had no items representing comprehensive income or loss.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended October 31, 2012 and 2011, there were no charges for interest or penalties.

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

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. Derivative liabilities are valued based on “Level 2” inputs based on model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at October 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in
	active markets for		Significant
	identical	Significant other	unobservable	Balance,
	instruments	observable inputs	inputs	October 31,
	(Level 1)	(Level 2)	(Level 3)	2012
	$	$	$	$

Cash	370	–	–	370
Derivative liabilities	–	(103,747)		(103,747)

	370	(103,747)		(103,377)

The fair values of other financial instruments, which include loan receivable, accounts payable and accrued liabilities, accrued interest payable, amounts due to related parties, notes payable and convertible notes payable approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

3.	Discontinued Operations

Sound Revolution Recordings Inc. and Charity Tunes Inc.

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

			Accumulated from
	Year	Year	June 5, 2006
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	To October 31,
	2012	2011	2012
	$	$	$
Revenue	–	–	222,866
Cost of sales	–	–	97,230
Gross margin	–	–	125,636
Expenses	–	–
Advertising and marketing	–	–	9,298
Amortization of property and equipment	–	1,121	4,162
Consulting fees	–	5,534	15,218
Foreign exchange loss	–	1,430	6,025
General and administrative	–	–	12,960
Professional fees	–	–	35,783
Payroll	–	–	25,950
Total Expenses	–	8,085	109,396
Operating Income (Loss)	–	(8,085)	16,240
Other Income (Expenses)
Gain on settlement of debt	–	–	4,442
Interest expense	–	–	(121,782)
Net Loss from Discontinued Operations	–	(8,085)	(101,100)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

4.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 13. As at October 31, 2012, the Company was owed $78,202 (2011 - $nil) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing and due on demand.

5.	Property and Equipment

				October 31,	October 31,
				2012	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$
Office equipment	26,036	25,151	885	–	1,126

During the year ended October 31, 2012, the Company recorded an impairment loss of $885 for office equipment no longer in use.

6.	Related Party Transactions

	a)	As at October 31, 2012, the Company owed $31,200 (2011 - $nil) to the former Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	b)	As at October 31, 2012, the Company owed $2,329 (2011 - $nil) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	c)	As at October 31, 2012, the Company owed $205,338 (2011 - $205,338) to the former Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	d)	During the year ended October 31, 2012, the Company incurred $44,174 (2011 - $nil) of management fees to the former Chief Financial Officer of the Company.

7.	Notes Payable

	2012	2011
	$	$
Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	25,025	25,163
Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	86,365	–
	431,370	345,143

8.	Convertible Notes Payable

a)

On December 28, 2011, the Company entered into a convertible promissory note agreement for $47,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 30, 2012. Furthermore, the note is convertible into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. On May 4, 2012, the Company modified the conversion terms to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. Pursuant to ASC 470-50 “Debt: Modifications and Extinguishments” the Company determined that there was no extinguishment of debt and no gain or loss was recognized. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $47,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $47,500. During the year ended October 31, 2012, the Company issued 7,510,081 shares of common stock for the conversion of $47,500 plus accrued interest of $1,900. As at October 31, 2012, $47,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

8.	Convertible Notes Payable (continued)

b)

On February 13, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on November 15, 2012. Furthermore, the note is convertible into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. On May 4, 2012, the Company modified the conversion terms to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. Pursuant to ASC 470-50 “Debt: Modifications and Extinguishments” the Company determined that there was no extinguishment of debt and no gain or loss was recognized. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the year ended October 31, 2012, the Company issued 8,667,027 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at October 31, 2012, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

c)

On March 21, 2012, the Company entered into a convertible promissory note agreement for $42,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on December 26, 2012. Furthermore, the note is convertible at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $42,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $42,500. During the year ended October 31, 2012, the Company issued 18,978,704 shares of common stock for the conversion of $42,500 plus accrued interest of $1,700. As at October 31, 2012, $42,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

d)

On May 8, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 11, 2013. \Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on November 4, 2012.

The Company paid financing costs of $2,500 relating to the issuance of the note.

e)

On August 7, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on May 9, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 60 trading days prior to the date of the conversion notice. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on February 3, 2013.

The Company paid financing costs $2,500 relating to the issuance of the note.

f)

On September 10, 2012, the Company entered into a convertible promissory note agreement for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $25,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. As at October 31, 2012, $325 of accretion expense had been recorded and the carrying value of the note is $325.

The Company paid financing costs of $1,500 relating to the issuance of the note.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

8.	Convertible Notes Payable (continued)

g)

On September 10, 2012, the Company entered into a convertible promissory note agreement for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $60,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $60,000. During the year ended October 31, 2012, the Company issued 17,681,232 shares of common stock for the conversion of $40,000 of the note. As at October 31, 2012, $40,290 of accretion expense had been recorded and the carrying value of the note is $290.

9.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 8, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the December 28, 2011, February 13, 2012, March 21, 2012 and September 10, 2012 convertible notes were $234,103, $47,623, $214,081, $37,357 and $90,426 on vesting, respectively. The fair values as at October 31, 2012 and 2011 are as follows:

	2012	2011
	$	$

$25,000 convertible debenture issued September 10, 2012	66,759	–
$60,000 convertible debenture issued September 10, 2012	36,988	–

	103,747	–

During the year ended October 31, 2012, the Company recorded a loss on the change in fair value of the derivative liabilities of $398,456 (2011 – $nil).

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
December 28, 2011 convertible note:
As at June 25, 2012 (date of vesting)	176%	0.93%	0%	0.27
As at October 31, 2012	–	–	–	–

February 13, 2012 convertible note:
As at August 11, 2012 (date of vesting)	278%	1.02%	0%	0.26
As at October 31, 2012	–	–	–	–

March 21, 2012 convertible note:
As at September 18, 2012 (date of vesting)	304%	1.00%	0%	0.27
As at October 31, 2012	–	–	–	–

September 10, 2012 convertible note
As at October 1, 2012 (date of vesting)	300%	1.13%	0%	0.94
As at October 31, 2012	266%	1.04%	0%	0.86

September 10, 2012 convertible note
As at September 10, 2012 (date of vesting)	292%	1.13%	0%	1.00
As at October 31, 2012	266%	1.04%	0%	0.86

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

10.	Common Stock

a)

Effective April 20, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares with a par value of $0.0001 per share. Effective November 30, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 600,000,000 shares with a par value of $0.0001 per share, and the authorized number of preferred stock from 10,000,000 to 30,000,000 shares with no par value.

	b)	On February 29, 2012, the Company issued 1,500,000 common shares with a fair value of $48,750 for consulting services.

c)

During the year ended October 31, 2012, the Company issued an aggregate of 52,837,044 common shares upon the conversion of $162,500 of convertible notes payable and accrued interest of $4,900 as described in Note 8.

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, October 31, 2010	1,786,705	0.57
Expired	(330,705)	0.90
Balance, October 31, 2011	1,456,000	0.50
Expired	(1,300,000)	0.50
Balance, October 31, 2012	156,000	0.50

As at October 31, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

156,000	0.50	February 28, 2013

12.	Stock Options

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$

Outstanding, October 31, 2010 , 2011, and 2012	2,625,000	0.30	2.96	–

A summary of the status of the Company’s non-vested shares and changes during the years ended October 31, 2012 and 2011 is presented below:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	$
Non-vested, October 31, 2010	250,000	0.19
Vested	(250,000)	0.19
Non-vested, October 31, 2011 and 2012	–	–

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

12.	Stock Options (continued)

Additional information regarding stock options as of October 31, 2012 is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

13.	Commitments

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

b)

On December 15, 2011, the Company entered into a share exchange agreement (the “Agreement”) with NetCents Systems Ltd. (“NetCents”). Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all. As of the date of issuance of these financial statements, the agreement had yet to be completed.

14.	Supplemental Disclosures

			Accumulated
			from June 5,
			2006 (Date of
			Inception) to
			October 31,
	2012	2011	2012
	$	$	$
Non-cash investing and financing activities:
Shares issued for settlement of debt	167,400	–	167,400

Interest paid	–	–	–
Income taxes paid	–	–	–

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

15.	Income Taxes

The Company has $7,565,815 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net income (loss) before income taxes for the years ended October 31, 2012 and 2011, respectively, as a result of the following:

	2012	2011
	$	$

Net income (loss) before taxes	(907,401)	4,455
Statutory rate	34%	34%

Expected tax recovery (expense)	308,516	(1,515)
Permanent differences and other	(191,317)	80,317
(78,802)	(117,199)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	2012	2011
	$	$

Net operating losses carried forward	2,572,377	2,455,178
Valuation allowance	(2,572,377)	(2,455,178)

Net deferred tax asset	–	–

Deferred tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Net Operating
	Loss
Period Incurred	$	Expiry Date

2006	282,206	2026
2007	2,168,732	2027
2008	1,987,017	2028
2009	1,026,834	2029
2010	1,524,551	2030
2011	231,771	2031
2012	344,704	2032

	7,565,815

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

16.	Subsequent Events

a)

On November 5, 2012, the Company entered into a Convertible Promissory Note agreement for $60,000. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on November 5, 2013. On February 6, 2013, the Company issued 5,445,000 common shares for the settlement of $60,000 plus accrued interest of $781.

b)

On November 30, 2012, the Company amended its Articles of Incorporation to increase the authorized number of common shares from 200,000,000 to 600,000,000 shares with a par value of $0.0001 per share and the authorized number of preferred shares from 10,000,000 to 30,000,000 shares with no par value.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Expressed in US dollars)

16.	Subsequent Events (continued)

c)

On December 3, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013.

	d)	Subsequent to October 31, 2012, the Company issued 65,614,900 shares of common stock upon the conversion of the convertible notes as described in Notes 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of October 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We did not maintain appropriate financial reporting controls – As of October 31, 2012, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at October 31, 2012, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2012, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of Saturna Group Chartered Accountants LLP, our company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Effective July 23, 2012, Tom Locke resigned as chief financial officer, secretary, treasurer and as a director of our company. His resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Mr. Locke’s resignation, we appointed Mr. Ryan Madson, our current chief operating officer, as secretary, treasurer, chief marketing officer, and as a director of our company, effective as of July 23, 2012.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Clayton Moore	President, Chief Executive Officer and Director	35	November 4, 2011
Steven Allmen	Director	52	November 4, 2011
Ryan Madson	Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	38	November 4, 2011

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

Clayton Moore – President, Chief Executive Officer and Director

Mr. Moore is the founder and visionary of NetCents. After attending Caledonia College (British Columbia) and specializing in business administration, Mr. Moore began his career in the service industry as general manager for Silver Springs, a large restaurant establishment in Radium Hot Springs, British Columbia. After spending time in various management positions in the service industry, Mr. Moore was inspired to create the first version of the NetCents payment system. He spent the next 5 years creating and funding the development of his first company, The Cybux Cash Card Company Ltd. Cybux was tested in the British Columbia school systems and was eventually sold to a third party which led to the creation of the next generation, a payment system designed with total anonymity and security for buying goods and services over the internet known as NetCents. Mr. Moore has been president of NetCents since its incorporation in 2006.

Steven Allmen –Director

Steven Allmen has over twenty years of experience working with leading companies in the loyalty, retail, telecom, financial services and marketing sectors. His experience in delivering strategic partnerships and business solutions has enabled companies to achieve results and build market leadership through innovative use of technology and business strategy. Mr. Allmen has practical business experience across multiple industries having held senior positions at Aeroplan Canada (current), The Hudson’s Bay Company, Air Miles and Compusearch Micromarketing. By combining his years of experience and comprehensive understanding of market trends, Mr. Allmen can effectively advise our company on business development strategies, new product development and partnership programs that yield immediate results. Mr. Allmen is currently the vice-president, New Partner Development, Aeroplan Canada at Groupe Aeroplan and is responsible for new partner development, securing strategic alliances and negotiating new contracts for Aeroplan, Canada’s premier coalition loyalty program. Mr. Allmen holds a BA, political science and history from York University.

Ryan Madson – Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director

Mr. Madson is a versatile professional who has spent the better part of his career in executive positions in the automotive and high tech industries. As a graduate of business and engineering at Malaspina University, he has the skill set in management and marketing required to execute the business plan of NetCents. As chief executive officer of Cybux, Mr. Madson, working with parents, teachers and school boards, created and developed a successful rollout of a school cash card program that was integrated into six school districts with a total of 20 schools.

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended October 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clayton Moore(1) President, Chief Executive Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Tom Locke(2) Former Chief Financial Officer, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	44,174 Nil	44,174 Nil
Ryan Madson(3) Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Gord Jessop(4) former President, Chief Operating Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Cameron Robb(5) former Chief Executive Officer, Chief Financial Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Moore was appointed on November 4, 2011.
(2)	Mr. Locke served as chief financial officer, secretary, treasurer and as a director from November 4, 2011 until his resignation on June 23, 2012.
(3)	Mr. Madson has served as chief operating officer from November 4, 2011 and as chief marketing officer, secretary, treasurer and as a director since June 23, 2012.
(4)	Mr. Jessop resigned as president, chief operating officer and as a director on November 4, 2011.
(5)	Mr. Robb resigned as chief executive officer, chief financial officer and as a director on November 4, 2011.

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

2012 Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at October 31, 2012.

Option Exercises

During our fiscal year ended October 31, 2012, there were no options exercised by our named officers.

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

The following table sets forth, as of February 11, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Clayton Moore (2) President, Chief Executive Officer, Director 1188 West Pender Street Vancouver, British Columbia Canada	Common	Nil	Nil
Steven Allmen (2) Director 14 Bernice Avenue Toronto, Ontario Canada	Common	Nil	Nil
Tom Locke (3) Former Chief Financial Officer, Secretary, Treasurer and Director 102 – 628 West 12th Avenue Vancouver, British Columbia Canada	Common	Nil	Nil
Ryan Madson (2) Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director 6654 Jenkins Road Nanaimo, British Columbia Canada	Common	Nil	Nil
John Kaczmarowski (4) Former Chief Technical Officer 3642 West 1st Avenue Vancouver, British Columbia Canada	Common	Nil	Nil
Directors and Officers as a group	Common	Nil	Nil
Magna Group LLC 5 Hanover Square New York, NY 10004	Common	13,701,297	7.14%

(1)

Based on 191,999,434 shares of common stock issued and outstanding as of February 11, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	First appointed on November 4, 2011.
(3)	Mr. Locke served as Chief Financial Officer, Secretary, Treasurer and as a Director from November 4, 2011 until his resignation on June 23, 2012.
(4)	Mr. Kaczmarowski served as Chief Technical Officer from November 4, 2011 until his resignation on October 1, 2012.

Changes in Control

On December 15, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents. Pursuant to the terms of the share exchange agreement, our company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our company. The share exchange has not been completed as of the date of this Annual Report and is subject to completion of due diligence by the parties, and to the following material terms and conditions:

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

As at October 31, 2012, we owed $31,200 (October 31, 2011 - $nil) to Tom Locke, our former chief financial officer, and director. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at October 31, 2012, we owed $2,329 (2011 - $nil) to Clayton Moore, our president, chief executive officer, and director. The amounts owing are unsecured, non-interest bearing and due on demand.

As at October 31, 2012, we owed $205,338 (2011 - $205,338) to Cameron Robb, our former president, chief executive officer, and director. The amounts owing are unsecured, non-interest bearing, and due on demand.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended October 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Clayton Moore, Steven Allmen and Ryan Madson. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2012 and for the fiscal year ended October 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2012 $	October 31, 2011 $
Audit Fees	17,500	18,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	17,500	18,250

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

Exhibit No.	Description
3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)
3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)
3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)
3.6	Certificate of Amendment dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
(10)	Material Contracts
10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)
10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.4	Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)
10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)
10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

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

ON4 COMMUNICATIONS, INC.
(Registrant)

Dated: February 13, 2013	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 13, 2013	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Dated: February 13, 2013	/s/ Ryan Madson
Ryan Madson
Chief Operating Officer, Chief Marketing Officer,
Secretary, Treasurer and Director

Dated: February 13, 2013	/s/ Steven Allmen
Steven Allmen
Director