Form 10-K/A
period 2012-10-31
ON4 COMMUNICATIONS INC.
filed 2013-02-14
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

Our company is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended October 31, 2012 (the “Original Report”) filed with the Securities and Exchange Commission on February 13, 2013 (the “Original Filing Date”).to revise the cover page to indicate that our company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the last 90 days; and to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Original Report, formatted in XBRL (eXtensible Business Reporting Language)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required pursuant to the rules promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

ON4 COMMUNICATIONS, INC.
(Registrant)

Dated: February 14, 2013	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2013	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Dated: February 14, 2013	/s/ Ryan Madson
Ryan Madson
Chief Operating Officer, Chief Marketing Officer,
Secretary, Treasurer and Director

Dated: February 14, 2013	/s/ Steven Allmen
Steven Allmen
Director