Form 10-Q
period 2013-01-31
ON4 COMMUNICATIONS INC.
filed 2013-03-25
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 102 – 628 West 12th Avenue, Vancouver, BC	V5Z 1M8
(Address of principal executive offices)	(Zip Code)

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

[   ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

249,095,525 common shares issued and outstanding as of March 22, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS INC.

Financial Statements

Three Months Ended January 31, 2013 and 2012

(Expressed in US dollars)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	October 31,
	2013	2012
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	–	370
Loan receivable (Note 3)	93,693	78,202
Total Current Assets	93,693	78,572
Deferred financing costs (Note 6)	3,655	3,877
Total Assets	97,348	82,449
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	103	–
Accounts payable and accrued liabilities	680,617	647,951
Accrued interest payable	353,801	329,692
Due to related parties (Note 4)	237,657	238,867
Notes payable (Note 5)	391,413	431,370
Convertible notes payable, net of unamortized discount of $56,761 and $44,385, respectively (Note 6)	68,766	65,615
Derivative liabilities (Note 7)	172,825	103,747
Total Liabilities	1,905,182	1,817,242
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Event (Note 13)
Stockholders’ Deficit
Preferred stock: 30,000,000 shares authorized, non-voting, no par value;
No shares issued and outstanding	–	–
Common stock: 600,000,000 shares authorized, $0.0001 par value; 186,554,434 shares issued and outstanding (October 31 2012 – 120,939,534)	18,655	12,094
Additional paid-in capital	12,814,625	12,579,860
Common stock issuable	70,000	70,000
Deficit accumulated during the development stage	(14,711,114)	(14,396,747)
Total Stockholders’ Deficit	(1,807,834)	(1,734,793)
Total Liabilities and Stockholders’ Deficit	97,348	82,449

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Accumulated From
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Operating Expenses
Advertising and marketing	–	–	182,182
Amortization of intangible assets	–	–	18,138
Amortization of property and equipment	–	241	32,677
Consulting fees	5,232	–	2,173,938
Foreign exchange loss (gain)	1,241	(2,686)	256,043
General and administrative	2,991	1,436	1,116,995
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	885	2,220,609
Management fees (Note 4)	15,610	10,949	1,222,381
Payroll	–	–	29,516
Professional fees	22,681	28,129	769,644
Research and development	–	–	318,360
Total Operating Expenses	47,755	38,954	11,614,592

Operating Loss	(47,755)	(38,954)	(11,614,592)
Other Income (Expense)
Accretion of discounts on convertible notes payable (Note 6)	(80,124)	–	(318,239)
Amortization of deferred financing costs	(2,722)	(278)	(12,845)
Gain on settlement of debt	–	–	807,352
Interest and other income	–	–	181,682
Interest expense	(44,355)	(38,154)	(813,169)
Loss on change in fair value of derivative liabilities (Note 7)	(139,411)	–	(537,867)
Write-off of note receivable	–	–	(1,114,182)
Total Other Income (Expense)	(266,612)	(38,432)	(1,807,268)
Loss from Continuing Operations	(314,367)	(77,386)	(13,421,860)
Discontinued Operations
Loss from discontinued operations	–	–	(1,282,616)
Gain on disposal of discontinued operations	–	–	76,834
Loss from Discontinued Operations	–	–	(1,205,782)
Net Income (Loss)	(314,367)	(77,386)	(14,627,642)

Net Loss Per Share – Basic and Diluted
Continuing operations	–	–
Discontinued operations	–	–

Weighted Average Shares Outstanding	159,707,000	66,602,490

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Accumulated From
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2013	2012	2013
	$	$	$

Operating Activities
Net loss from continuing operations	(314,367)	(77,386)	(13,421,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	80,124	–	318,239
Amortization of property and equipment	–	241	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	2,722	278	12,845
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	885	2,220,609
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	576,750
Loss on change in fair value of derivative liabilities	139,411	–	537,867
Stock-based compensation	–	–	1,136,981
Write-off of notes receivable	–	–	1,114,182
Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	(6,192)	(10,678)
Accounts payable and accrued liabilities	32,666	16,558	868,222
Accrued interest payable	25,629	22,784	579,492
Due to related parties	(1,210)	8,414	633,659
Net Cash Used In Operating Activities	(35,025)	(34,418)	(2,831,149)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	(15,491)	(10,543)	(93,693)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Provided By (Used In) Investing Activities	(15,491)	(10,543)	(1,406,892)

Financing Activities
Checks issued in excess of funds on deposit	103	–	103
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	52,500	45,000	992,022
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	(2,500)	–	(16,500)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	50,103	45,000	4,184,797
Effects of Exchange Rate Changes on Cash	43	–	54,767
Discontinued Operations:
Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687
Net Cash Used in Discontinued Operations	–	–	(1,523)
Increase (Decrease) in Cash	(370)	39	–
Cash - Beginning of Period	370	–	–
Cash - End of Period	–	39	–

Supplemental Disclosures (Note 12)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2013
(Expressed in US dollars)
(Unaudited)

1.	Basis of Presentation

These interim unaudited financial statements of On4 Communications, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2012, included in the Company’s Annual Report on Form 10-K filed on February 13, 2013 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2013, and the results of its operations and cash flows for the three months ended January 31, 2013. The results of operations for the three months ended January 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at January 31, 2013, the Company has not generated any revenues since inception, has a working capital deficiency of $1,811,489 and has an accumulated deficit of $14,711,114 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2013
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2013 and 2012, the Company had no items that represent comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 11. As at January 31, 2013, the Company was owed $93,693 (October 31, 2012 - $78,202) for expenses paid on behalf of NetCents. The amount owed is unsecured, non-interest bearing and due on demand.

4.	Related Party Transactions

(a)

As at January 31, 2013, the Company owed $27,239 (October 31, 2012 - $31,200) to the former Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at January 31, 2013, the Company owed $2,181 (October 31, 2012 - $2,329) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)

As at January 31, 2013, the Company owed $205,338 (October 31, 2012 - $205,338) to the former Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	As at January 31, 2013, the Company owed $2,899 (October 31, 2012 - $Nil) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(e)	During the three months ended January 31, 2012, the Company incurred $nil (2012 - $10,949) of management fees to the former Chief Financial Officer of the Company.

(f)	During the three months ended January 31, 2013, the Company incurred $4,028 (2012 - $Nil) of management fees to the Chief Operating Officer of the Company.

(g)	During the three months ended January 31, 2013, the Company incurred $11,582 (2012 - $Nil) of management fees to the Chief Executive Officer of the Company.

5.	Notes Payable

	January 31,	October 31,
	2013	2012
	$	$

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	25,068	25,025

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	86,365
	391,413	431,370

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2013
(Expressed in US dollars)
(Unaudited)

6.	Convertible Notes Payable

(a)

On May 8, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 11, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the three months ended January 31, 2013, the Company issued 22,871,651 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at January 31, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

(b)

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

(c)

On September 10, 2012, the Company entered into a convertible promissory note agreement for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $25,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. As at January 31, 2013, $1,653 of accretion expense had been recorded and the carrying value of the note is $1,653.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(d)

On September 10, 2012, the Company entered into a convertible promissory note agreement for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $60,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $60,000. During the year ended October 31, 2012, the Company issued 17,681,232 shares of common stock for the conversion of $40,000 of the note. During the three months ended January 31, 2013, the Company issued 15,329,249 shares of common stock for the conversion of $20,000 of the note and $220 of interest. As at January 31, 2013, $60,000 of accretion expense had been recorded.

(e)

On November 13, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $20,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $20,000. As at January 31, 2013, $869 of accretion expense had been recorded and the carrying value of the note is $869.

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2013
(Expressed in US dollars)
(Unaudited)

6.	Convertible Notes Payable (continued)

(f)

On November 13, 2012, the Company entered into a convertible promissory note agreement for $40,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $40,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $40,000. During the three months ended January 31, 2013, the Company issued 27,414,000 shares of common stock for the conversion of $24,473. As at January 31, 2013, $25,717 of accretion expense had been recorded and the carrying value of the note is $1,244.

(g)

On December 3, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on June 10, 2013.

The Company paid financing costs $2,500 relating to the issuance of the note.

7.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 6, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the May 8, 2012, September 10, 2012, and November 13, 2012 convertible notes were $36,123, $37,357, $36,987, $139,369, and $69,684 on vesting, respectively. The fair values as at January 31, 2012 and 2011 are as follows:

	January 31,	October 31,
	2013	2012
	$	$

$25,000 convertible debenture issued September 10, 2012	69,554	66,759
$60,000 convertible debenture issued September 10, 2012	–	36,988
$40,000 convertible debenture issued November 13, 2012	44,407	–
$20,000 convertible debenture issued November 13, 2012	58,864	–

	172,825	103,747

During the three months ended January 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $139,411 (2012 – $nil).

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
May 8, 2012 convertible note
As at November 4, 2012 (date of vesting)	326%	0.09%	0%	0.27
As at January 31, 2013	–	–	–	–
September 10, 2012 convertible notes
As at October 1, 2012 (date of vesting)	300%	1.13%	0%	0.94
As at January 31, 2013	364%	0.15%	0%	0.61
November 13, 2012 convertible notes
As at November 13, 2012 (date of vesting)	313%	0.18%	0%	0.98
As at January 31, 2013	332%	0.15%	0%	0.76

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2013
(Expressed in US dollars)
(Unaudited)

8.	Common Stock

During the three months ended January 31, 2013, the Company issued an aggregate of 65,614,900 common shares upon the conversion of $76,973 of convertible notes payable and accrued interest of $1,520 as described in Note 6.

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, October 31, 2012 and January 31, 2013	156,000	0.50

As at January 13, 2013, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
156,000	0.50	February 28, 2013

10.	Stock Options

The following table summarizes stock option plan activities:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$
Outstanding, October 31, 2012 and January 31, 2013	2,625,000	0.30	2.71	–

The Company’s had no unvested stock options as at January 31, 2013 or October 31, 2012. Additional information regarding stock options as of January 31, 2013 is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2013
(Expressed in US dollars)
(Unaudited)

11.	Commitments

(a)

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

(b)

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

12.	Supplemental Disclosures

Accumulated From
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2013	2012	2013
	$	$	$
Non-cash investing and financing activities:
Shares issued for settlement of debt	71,931	–	239,331

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

13.	Subsequent Events

Subsequent to January 31, 2013, the Company issued 62,541,091 shares of common stock upon the conversion of the convertible notes as described in Note 6.

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

On April 29, 2010, we sold our interest in PetsMobility, excluding certain specific assets, to On4 Communications Inc., a private Canadian company and our shareholder (“On4 Canada”), pursuant to an asset purchase agreement in exchange for On4 Canada returning 2,000,000 shares of our common stock to our treasury for cancellation. On October 29, 2010 we amended the asset purchase agreement to clarify certain terms of the purchase and sale.

On March 16, 2011, we sold our interest in Charity Tunes and Sound Revolution to Empire Success, LLC, a private Nevada limited liability company, in exchange for $15,000 and 6,300 shares of Empire’s common stock. As a result, we currently have no subsidiaries.

On November 3, 2011, we entered into a binding letter of intent to acquire 100% of the issued and outstanding shares of NetCents Systems Ltd., a private Alberta corporation engaged in the development and implementation of a unique and secure electronic payment system for online merchants and consumers. The letter of intent provides for a period of due diligence which will lead to a formal agreement whereby we will acquire 100% of the issued and outstanding capital of NetCents. Clayton Moore, an officer and director of our company, and Ryan Madson, an officer of our company, are shareholders of NetCents and Mr. Moore is the president and director of Net Cents.

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

On December 28, 2011, we entered into a convertible promissory note agreement with Asher for $47,500. Pursuant to the terms of the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 30, 2012.

On February 13, 2012, we entered into a convertible promissory note agreement with Asher for $32,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 15, 2012.

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

On May 4, 2012, we amended the terms of our convertible promissory note agreements with Asher dated December 28, 2011 and February 13, 2012, respectively. Pursuant to the amendments, the promissory notes shall be convertible at an average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice to an average of the two lowest closing bid prices for the common stock during the 100 trading days prior to the date of the conversion notice. During the year ended ended October 31, 2012 we issued 7,510,081 shares of common stock for the conversion of $47,500 plus accrued interest of $1,900. \

On May 8, 2012, we entered into a third convertible promissory note agreement with Asher pursuant to which we received debt financing in the amount of $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013.

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

On September 10, 2012, we entered into a convertible promissory note agreement with Asher for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is convertible into shares of our common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The principal amount of the loan and any interest thereon are due on October 1, 2013. On September 10, 2012, we entered into a convertible promissory note agreement with Asher for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of our company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. During the year ended October 31, 2012, we issued 17,681,232 shares of common stock for the conversion of $40,000 of the note. On November 8, 2012, we entered into a convertible promissory note agreement with Asher for $20,000. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on November 5, 2013.

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

Subsequent to our year ended October 31, 2012, we issued 65,614,900 shares of common stock upon the conversion of the convertible notes with Asher Enterprises, Inc. dated May 8, 2012, September 10, 2012, and November 8, 2012 and 5,445,000 shares of common stock upon the conversion of the convertible note with Panache dated November 5, 2012. In aggregate, we issued 71,059,900 shares of common stock to Asher Enterprises, Inc. and Panache.

During the three months ended January 31, 2013, we issued an aggregate of 65,614,900 common shares upon the conversion of $76,973 of convertible notes and accrued interest of $1,520.

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

Employees

As of January 31, 2013, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three Months Ended January 31, 2013 and 2012, and the Period from June 5, 2006 (Date of Inception) to January 31, 2013.

Our results of operations are presented below:

			Accumulated
			from
			June 5, 2006
	Three Months	Three Months	(Date of
	Ended	Ended	Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)
Revenue	Nil	Nil	Nil
Total operating expenses	47,755	38,954	11,614,592
Total other expenses	266,612	38,432	1,807,268
Loss from discontinued operations	Nil	Nil	1,282,616
Gain on disposal of discontinued operations	Nil	Nil	(76,834)
Net loss	(314,367)	(77,386)	(14,627,642)

From our inception on June 5, 2006 to January 31, 2013, we did not generate any revenue.

Expenses

			Accumulated
			from
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of
	January 31,	January 31,	Inception) to
	2013	2012	January 31, 2012
	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)
Advertising and marketing	Nil	Nil	182,182
Amortization of intangible assets	Nil	Nil	18,138
Amortization of property and equipment	Nil	241	32,677
Consulting fees	5,232	Nil	2,173,938
Foreign exchange loss (gain)	1,241	(2,686)	256,043
General and administrative	2,991	1,436	1,116,995
Impairment of goodwill	Nil	Nil	3,274,109
Impairment of assets	Nil	885	2,220,609
Management fees (Note 4)	15,610	10,949	1,222,381
Payroll	Nil	Nil	29,516
Professional fees	22,681	28,129	769,644
Research and development	Nil	Nil	318,360

Our total expenses during the three months ended January 31, 2013 consisted of $2,991 in general and administrative expenses, $15,610 in management fees and $22,681 in professional fees. During this period we also incurred $139,411 in loss on change in fair value of derivative liability, $80,124 in accretion expense and $44,355 in the form of interest expenses.

Our total expenses during the three months ended January 31, 2012 consisted of $241 in amortization of property and equipment, $Nil in consulting fees, $2,686 in foreign exchange gain, $1,436 in general and administrative expenses, and $28,129 in professional fees. During this period we also incurred $38,432 in the form of interest expenses.

Our total expenses from our inception on June 5, 2006 to January 31, 2013 consisted of $182,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $256,043 in foreign exchange loss, $1,116,995 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of assets, $1,222,381 in management fees, $29,516 in payroll, $769,644 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The increase in our operating expenses during the three months ended January 31, 2013 compared to the same period in 2012 was primarily due to increases in consulting fees and management fees.

During the three months ended January 31, 2013 we incurred a $47,755 operating loss, and a net loss of $314,367. During the same period in fiscal 2012 we incurred an operating loss of $38,954 and a net loss of $77,386. We did not experience any net loss per share during the three months ended January 31, 2013 and 2012. From our inception on June 5, 2006 to January 31, 2012 we incurred a $13,421,860 loss from continuing operations, a $1,205,782 loss from discontinued operations and incurred a net loss $14,627,642.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31,	October 31,
	2013	2012
	($)	($)
Current Assets	93,693	78,572
Current Liabilities	1,905,182	1,817,242
Working Capital/(Deficit)	(1,811,489)	(1,738,670)

Cash Flows

			Period from
	Three Months	Three Months	Inception
	Ended	Ended	(June 5, 2006)
	January 31,	January 31,	to January 31,
	2013	2012	2013
	($)	($)	($)
Net Cash used in Operating Activities	(35,025)	(34,418)	(2,831,149)
Net Cash used in Investing Activities	(15,491)	(10,543)	(1,406,892)
Net Cash provided by Financing Activities	50,103	45,000	4,184,797
Net Increase (Decrease) in Cash During Period	(370)	39	Nil

As of January 31, 2013 we had $Nil in cash, $97,348 in total assets, $1,905,182 in total liabilities and a working capital deficit of $1,811,489. As of January 31, 2013 we had an accumulated deficit of $14,711,114.

For the next 12 months (beginning February 2012), we estimate our planned expenses to be approximately $1,400,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,400,000

Based on our planned expenditures, we require additional funds of approximately $1,400,000 to proceed with our business plan over the next 12 months (beginning February 2012). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,400,000 over the next 12 months (beginning February 2012) to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three months ended January 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2013 and 2012, our company had no items that represent comprehensive income or loss.

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

Item 2. Unregistered Sales of Equity Securities

Subsequent to October 31, 2012, we issued 65,614,900 shares of common stock upon the conversion of the convertible notes with Asher Enterprises, Inc. dated May 8, 2012, September 10, 2012, and November 8, 2012 and 5,445,000 shares of common stock upon the conversion of the convertible note with Panache dated November 5, 2012. In aggregate, we issued 71,059,900 shares of common stock to Asher Enterprises, Inc. and Panache.

All securities issued to Asher Enterprises, Inc. and Panche were issued in reliance on the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

On4 Communications, Inc.

Date: March 25, 2013.	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal
Financial
Officer and Principal Accounting Officer)