Form 10-Q
period 2013-04-30
ON4 COMMUNICATIONS INC.
filed 2013-06-21
CIK 1300867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	001-34297

ON4 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1704 – 1188 West Pender Street, Vancouver, BC, Canada	V6E 0A2
(Address of principal executive offices)	(Zip Code)

(604) 620-6879
(Registrant’s telephone number, including area code)

Suite 102 – 628 West 12th Avenue, Vancouver, BC, Canada, V5Z 1M8
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

☒     YES      ☐      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒     YES      ☐      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐     YES      ☒      NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐     YES      ☐      NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

311,505,897 common shares issued and outstanding as of June 19, 2013.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

3

ON4 COMMUNICATIONS INC.

Financial Statements

Six Months Ended April 30, 2013 and 2012
(Expressed in US dollars)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US Dollars)

	April 30,	October 31,
	2013	2012
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	–	370
Loan receivable (Note 3)	132,339	78,202
Total Current Assets	132,339	78,572

Deferred financing costs (Note 6)	4,246	3,877
Total Assets	136,585	82,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	390	–
Accounts payable and accrued liabilities	681,625	647,951
Accrued interest payable	376,946	329,692
Due to related parties (Note 4)	237,332	238,867
Notes payable (Note 5)	391,160	431,370
Convertible notes payable, net of unamortized discount of $43,848 and $44,385, respectively (Note 6)	73,652	65,615
Derivative liabilities (Note 7)	101,439	103,747
Total Liabilities	1,862,544	1,817,242

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Events (Note 13)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 284,755,897 shares issued and outstanding (October 31, 2012 – 120,939,534)	28,475	12,094

Additional paid-in capital	13,045,099	12,579,860

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(14,869,533)	(14,396,747)
Total Stockholders’ Deficit	(1,725,959)	(1,734,793)
Total Liabilities and Stockholders’ Deficit	136,585	82,449

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Advertising and marketing	–	–	–	–	182,182
Amortization of intangible assets	–	–	–	–	18,138
Amortization of property and equipment	–	–	–	241	32,677
Consulting fees	–	48,750	5,232	48,750	2,173,938
Foreign exchange loss	(1,259)	5,085	(18)	2,399	254,784
General and administrative	5,843	11,544	8,834	12,980	1,122,838
Impairment of goodwill	–	–	–	–	3,274,109
Impairment of assets	–	–	–	885	2,220,609
Management fees (Note 4)	–	16,706	15,610	27,655	1,222,381
Payroll	–	–	–	–	29,516
Professional fees	19,146	19,369	41,827	47,498	788,790
Research and development	–	–	–	–	318,360
Total Operating Expenses	23,730	101,454	71,485	140,408	11,638,322
Operating Loss	(23,730)	(101,454)	(71,485)	(140,408)	(11,638,322)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 6)	(72,913)	–	(153,037)	–	(391,152)
Amortization of deferred financing costs	(3,409)	–	(6,131)	–	(16,254)
Gain on settlement of debt	–	–	–	–	807,352
Interest and other income	–	–	–	–	181,682
Interest expense	(25,644)	(25,462)	(69,999)	(63,894)	(838,813)
Loss on change in fair value of derivative liabilities (Note 7)	(32,723)	–	(172,134)	–	(570,590)
Write-off of note receivable	–	–	–	–	(1,114,182)
Total Other Income (Expense)	(134,689)	(25,462)	(401,301)	(63,894)	(1,941,957)
Loss from Continuing Operations	(158,419)	(126,916)	(472,786)	(204,302)	(13,580,279)
Discontinued Operations

Loss from discontinued operations	–	–	–	–	(1,282,616)
Gain on disposal of discontinued operations	–	–	–	–	76,834
Loss from Discontinued Operations	–	–	–	–	(1,205,782)
Net Loss	(158,419)	(126,916)	(472,786)	(204,302)	(14,786,061)

Net Loss Per Share – Basic and Diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	228,570,000	67,108,000	200,467,000	67,619,000

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Six Months Ended April 30, 2013 $	Six Months Ended April 30, 2012 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2013 $

Operating Activities
Net loss from continuing operations	(472,786)	(204,302)	(13,580,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	153,037	–	391,152
Amortization of property and equipment	–	241	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	6,131	1,527	16,254
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	885	2,220,609
Issuance of notes payable for services and penalties	–	–	90,402
Issuance of shares for services	–	–	576,750
Loss on change in fair value of derivative liabilities	172,134	–	570,590
Stock-based compensation	–	48,750	1,136,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Bank indebtedness	390	–	390
Accounts payable and accrued liabilities	52,239	(1,344)	887,796
Accrued interest payable	51,932	47,052	605,795
Due to related parties	(1,535)	28,566	633,334
Net Cash Used In Operating Activities	(38,458)	(78,625)	(2,834,582)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	(54,137)	(35,095)	(132,339)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)
Net Cash Used In Investing Activities	(54,137)	(35,095)	(1,445,538)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	98,935	115,000	1,038,457
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	(6,500)	–	(20,500)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)
Net Cash Provided By Financing Activities	92,435	115,000	4,227,129
Effects of Exchange Rate Changes on Cash	(210)	–	54,514
Discontinued Operations:

Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687
Net Cash Used in Discontinued Operations	–	–	(1,523)
Increase (Decrease) in Cash	(370)	1,280	–
Cash - Beginning of Period	370	–	–
Cash - End of Period	–	1,280	–

Supplemental Disclosures (Note 12)

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2013, and the results of its operations and cash flows for the three months ended April 30, 2013. The results of operations for the three months ended April 30, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at April 30, 2013, the Company has not generated any revenues since inception, has a working capital deficiency of $1,730,205 and has an accumulated deficit of $14,869,533 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

(Expressed in US dollars)

(Unaudited)

1.	Summary of Significant Accounting Principles

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2013 and October 31, 2012, the Company had no items that represent comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 11. As at April 30, 2013, the Company was owed $132,339 (October 31, 2012 - $78,202) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing and due on demand.

4.	Related Party Transactions

(a)	As at April 30, 2013, the Company owed $26,965 (October 31, 2012 - $31,200) to the former Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at April 30, 2013, the Company owed $2,159 (October 31, 2012 - $2,329) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As at April 30, 2013, the Company owed $205,338 (October 31, 2012 - $205,338) to the former Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	As at April 30, 2013, the Company owed $2,870 (October 31, 2012 - $Nil) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(e)	During the three months ended April 30, 2012, the Company incurred $nil (2012 - $10,949) of management fees to the former Chief Financial Officer of the Company.

5.	Notes Payable

	April 30, 2013 $	October 31, 2012 $

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	24,815	25,025

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	86,365
	391,160	431,370

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

(Expressed in US dollars)

(Unaudited)

6.	Convertible Notes Payable

(a)	On May 8, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 11, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the six months ended April 30, 2013, the Company issued 22,871,651 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at April 30, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

(b)	On August 7, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on May 9, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 60 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the six months ended April 30, 2013, the Company issued 42,062,365 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at April 30, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs $2,500 relating to the issuance of the note.

(c)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $25,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. During the six months ended April 30, 2013, the Company issued 35,660,372 shares of common stock for the conversion of $25,000 plus accrued interest of $1,538. As at April 30, 2013, $25,000 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(d)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $60,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $60,000. During the year ended October 31, 2012, the Company issued 17,681,232 shares of common stock for the conversion of $40,000 of the note. During the six months ended April 30, 2013, the Company issued 15,329,249 shares of common stock for the conversion of $20,000 of the note and $220 of interest. As at April 30, 2013, $60,000 of accretion expense had been recorded.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

(Expressed in US dollars)

(Unaudited)

6.	Convertible Notes Payable (continued)

(e)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $20,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $20,000. As at April 30, 2013, $2,558 of accretion expense had been recorded and the carrying value of the note is $2,558.

(f)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $40,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $40,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $40,000. During the six months ended April 30, 2013, the Company issued 47,892,726 shares of common stock for the conversion of $40,000 of the note and $320 of interest. As at April 30, 2013, $40,000 of accretion expense had been recorded.

(g)	On December 3, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on June 1, 2013.

The Company paid financing costs $2,500 relating to the issuance of the note.

(h)	On February 10, 2013, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. As at April 30, 2013, $1,094 of accretion expense had been recorded and the carrying value of the note is $1,094.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(i)	On February 20, 2013, the Company entered into a Convertible Promissory Note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013.

The Company paid financing costs $2,500 relating to the issuance of the note.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

(Expressed in US dollars)

(Unaudited)

7.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 6, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the May 8, 2012, September 10, 2012, November 13, 2012, and February 10, 2013 convertible notes were $36,123, $37,357, $36,987, $139,369, $69,684 and $57,147 on vesting, respectively. The fair values as at April 30, 2013 and October 31, 2012 are as follows:

	April 30, 2013 $	October 31, 2012 $

$25,000 convertible debenture issued September 10, 2012	–	66,759
$60,000 convertible debenture issued September 10, 2012	–	36,988
$40,000 convertible debenture issued November 13, 2012	43,600	–
$20,000 convertible debenture issued February 15, 2013	57,839	–
	101,439	103,747

During the three months ended April 30, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $172,134 (2012 – $nil).

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 8, 2012 convertible note

As at November 4, 2012 (date of vesting)	326%	0.09%	0%	0.27
As at April 30, 2013	–	–	–	–

September 10, 2012 convertible note

As at October 1, 2012 (date of vesting)	300%	1.13%	0%	0.94
As at April 30, 2013	–	–	–	–

November 13, 2012 convertible notes

As at November 13, 2012 (date of vesting)	313%	0.18%	0%	0.98
As at April 30, 2013	347%	0.09%	0%	0.52

August 7, 2012 convertible note

As at February 3, 2013 (date of vesting)	420%	0.60%	0%	0.26
As at April 30, 2013	–	–	–	–

February 10, 2013 convertible notes

As at February 10, 2013 (date of vesting)	307%	0.17%	0%	1.00
As at April 30, 2013	332%	0.11%	0%	0.80

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

(Expressed in US dollars)

(Unaudited)

8.	Common Stock

(a)	Effective April 20, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares with a par value of $0.0001 per share. Effective November 30, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 600,000,000 shares with a par value of $0.0001 per share, and the authorized number of preferred stock from 10,000,000 to 30,000,000 shares with no par value.

(b)	During the six months ended April 30, 2013, the Company issued an aggregate of 163,816,363 common shares upon the conversion of $150,000 of convertible notes payable and accrued interest of $4,678 as described in Note 6.

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, October 31, 2012	156,000	0.50
Expired	(156,000)	0.50
Balance, April 30, 2013	–	–

10.	Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding, October 31, 2012 and April 30, 2013	2,625,000	0.30	2.46	–

The Company’s had no unvested stock options at April 30, 2013 or October 31, 2012.

Additional information regarding stock options as of April 30, 2013 is as follows:

Number of Options	Exercise Price $	Expiry Date
2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017
2,625,000

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

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

(b)	On December 15, 2011, the Company entered into a share exchange agreement (the “Agreement”) with NetCents Systems Ltd. (“NetCents”). Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all. As of the date of issuance of these financial statements, the agreement had yet to be completed.

12.	Supplemental Disclosures

	Three Months Ended April 30, 2013 $	Three Months Ended April 30, 2012 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2013 $
Non-cash investing and financing activities:
Shares issued for settlement of debt	66,365	–	305,696

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

13.	Subsequent Events

(a)	Subsequent to April 30, 2013, the Company issued 26,750,000 shares of common stock upon the conversion of the convertible notes as described in Note 6.

(b)	Subsequent to April 30, 2013, the Company entered into three debt settlement agreements. Pursuant to the agreements, the Company would issue 717,663 units to settle $215,299 of amounts owed to creditors. Each unit consists of one common share and one share purchase warrant to purchase an additional common share of the Company at $0.30 for two years. As of the date of this filing, the shares have not been issued.

(c)	Subsequent to April 30, 2013, the Company entered into a debt settlement agreement. Pursuant to the agreement, the Company settled $60,614 of amounts owing to a creditor for a cash payment of $12,122.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We were incorporated as a Delaware company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. Our fiscal year end is October 31. Our address is Suite 1704 – 1188 West Pender Street, Vancouver, BC, Canada, V6E 0A2. Our telephone number is (604) 620-6879.

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

Corporate History

On March 12, 2009, we entered into a merger agreement with On4 Communications, Inc., a private Arizona company incorporated on June 5, 2006. We subsequently amended this agreement on April 7, 2009, and on May 1, 2009 we completed the merger with On4, with our company as the surviving entity. Upon the completion of the merger, we had three wholly-owned subsidiaries: (i) Charity Tunes Inc., a Delaware company incorporated on June 27, 2005 for the purpose of operating a website for the distribution of music online; (ii) Sound Revolution Recordings Inc., a British Columbia, Canada company incorporated on June 20, 2001 for the purpose of carrying on music marketing services in British Columbia; and (iii) PetsMobility Inc., a Delaware company incorporated on March 23, 2006 for the purpose of operating the website www.petsmo.com and related business.

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

On May 8, 2012, we entered into a convertible promissory note agreement with Asher pursuant to which we received debt financing in the amount of $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013. .. During the six months ended April 30, 2013 we issued 22,871,651 shares of common stock for the conversion of $32,500 of the note plus accrued interest of $1,300.

On August 7, 2012, we entered into a convertible promissory note agreement with Asher for $32,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on May 9, 2013. During the six months ended April 30, 2013 we issued 42,062,365 shares of common stock for the conversion of $32,500 of the note plus accrued interest of $1,300.

On September 10, 2012, we entered into a convertible promissory note agreement with Asher for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is convertible into shares of our common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The principal amount of the loan and any interest thereon are due on October 1, 2013. During the six months ended April 30, 2013 we issued 35,660,372 shares of common stock for the conversion of $25,000 of the note plus accrued interest of $1,538.

On September 10, 2012, we entered into a convertible promissory note agreement with Asher for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of our company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. During the six months ended April 30, 2013 we issued 15,329,249 shares of common stock for the conversion of $20,000 of the note and $220 of interest.

On November 13, 2012, we entered into a convertible promissory note agreement with Asher for $20,000. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on November 5, 2013.

On November 13, 2012, we entered into a convertible promissory note agreement with Asher for $40,000. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 5% per year and the principal amount and any interest thereon are due on November 5, 2013. During the six months ended April 30, 2013 we issued 47,892,726 shares of common stock for the conversion of $40,000 of the note and $320 of interest.

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

On February 10, 2013, we entered into a convertible promissory note agreement with Asher for $27,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 10, 2014.

On February 20, 2013, we entered into a convertible promissory note agreement with Asher for $37,500. Pursuant to the agreement, the loan is convertible at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013.

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

Employees

As of April 30, 2013, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three and Six Months Ended April 30, 2013 and April 30, 2012, and the Period from June 5, 2006 (Date of Inception) to April 30, 2013.

Our results of operations are presented below:

					Accumulated
					from
					June 5, 2006
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Operating Expenses	23,730	101,454	71,485	140,408	11,638,322
Total Other Expenses	134,689	25,462	401,301	63,894	1,941,957
Net Loss from continuing operations	(158,419)	(126,916)	(472,786)	(204,302)	(13,580,279)

From our inception on June 5, 2006 to April 30, 2013, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Six Months	Six Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	April 30,	April 30,	April 30,	April 30,	Inception) to
	2013	2012	2013	2012	April 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Advertising and Marketing	Nil	Nil	Nil	Nil	182,182
Amortization of intangible assets	Nil	Nil	Nil	Nil	18,138
Amortization of property and equipment	Nil	Nil	Nil	241	32,677
Consulting fees	Nil	48,750	5,232	48,750	2,173,938
Foreign exchange (gain) loss	(1,259)	5,085	(18)	2,399	254,784
General and administrative	5,843	11,544	8,834	12,980	1,122,838
Impairment of goodwill	Nil	Nil	Nil	Nil	3,274,109
Impairment of assets	Nil	Nil	Nil	885	2,220,609
Management fees	Nil	16,706	15,610	27,655	1,222,381
Payroll	Nil	Nil	Nil	Nil	29,516
Professional fees	19,146	19,369	41,827	47,498	788,790
Research and development	Nil	Nil	Nil	Nil	318,360

Our total expenses during the three months ended April 30, 2013 consisted of $1,259 in foreign exchange gain, $5,843 in general and administrative expenses and $19,146 in professional fees. During this period we also incurred $72,913 in accretion of discounts on convertible notes payable, $3,409 in amortization of deferred financing costs, $25,644 in interest expenses and $32,723 in loss on change in fair value of derivative liabilities.

Our total expenses during the three months ended April 30, 2012 consisted of $48,750 in consulting fees, $5,085 in foreign exchange loss, $11,544 in general and administrative expenses, $16,706 in management fees and $19,369 in professional fees. During this period we also incurred $25,462 in the form of interest expenses.

Our total expenses during the six months ended April 30, 2013 consisted of $18 in foreign exchange gain, $8,834 in general and administrative expenses, $15,610 in management fees and $41,827 in professional fees, During this period we also incurred $153,037 in accretion of discounts on convertible notes payable, $6,131 in amortization of deferred financing costs, $69,999 in interest expenses and $172,134 in loss on change in fair value of derivative liabilities.

Our total expenses during the six months ended April 30, 2012 consisted of $241 in amortization of property and equipment, $48,750 in consulting fees, $2,399 in foreign exchange loss, $12,980 in general and administrative expenses, $885 in impairment of assets, $27,655 in management fees and $47,498 in professional fees, During this period we also incurred $63,894 in the form of interest expenses.

Our total expenses from our inception on June 5, 2006 to April 30, 2013 consisted of $182,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $254,784 in foreign exchange loss, $1,122,838 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of intangible assets, $1,222,381 in management fees, $29,516 in payroll expenses, $788,790 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended April 30, 2013 compared to the same period in 2012 was primarily due to decreases in consulting fees, foreign exchange loss, general and administrative expenses, management fees and professional fees during the most recent period.

The decrease in our operating expenses during the six months ended April 30, 2013 compared to the same period in 2012 was primarily due to decreases in amortization of property and equipment, consulting fees, foreign exchange loss, general and administrative expenses, management fees and professional fees during the most recent period.

During the three months ended April 30, 2013 we incurred a $23,730 operating loss, and a net loss of $158,419. During the same period in fiscal 2012 we incurred an operating loss of $101,454 and a net loss of $126,916. During the six months ended April 30, 2013 we incurred a $71,485 operating loss, and a net loss of $472,786. During the same period in fiscal 2012 we incurred an operating loss of $140,408 and a net loss of $204,302. We did not experience any net loss per share during the three and six months ended April 30, 2013 and 2012. From our inception on June 5, 2006 to April 30, 2013 we incurred a $13,580,279 loss from continuing operations, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $14,786,061.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	October 31,
	2013	2012
	($)	($)
Current Assets	132,339	78,572
Current Liabilities	1,862,544	1,817,242
Working Capital/(Deficit)	(1,730,205)	(1,738,670)

Cash Flows

			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(June 5, 2006)
	April 30,	April 30,	to April 30,
	2013	2012	2013
	($)	($)	($)
Net Cash used in Operating Activities	(38,458)	(78,625)	(2,834,582)
Net Cash used in Investing Activities	(54,137)	(35,095)	(1,445,538)
Net Cash provided by Financing Activities	92,435	115,000	4,227,129
Net Increase (Decrease) in Cash During Period	(370)	1,280	Nil

As of April 30, 2013 we had $Nil in cash, $136,585 in total assets, $1,862,544 in total liabilities and a working capital deficit of $1,730,205. As of October 31, 2012, 2013 we had working capital deficit of $1,738,670.

During the six months ended April 30, 2013 we spent $38,458 on operating activities, compared to spending of $78,625 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the six months ended April 30, 2013 was largely due to decreases in stock based compensation and amounts due to related parties. From our inception on June 5, 2006 to April 30, 2013 we spent $2,834,582 on operating activities.

During the six months ended April 30, 2013 we spent $54,137 on investing activities, whereas we spent $35,095 on investing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to April 30, 2013 we spent $1,445,538 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $132,339 and the acquisition of intangible assets of $182,687.

During the six months ended April 30, 2013 we received $92,435 from financing activities, all of which was in the form of proceeds from notes payable offset by $6,500 in payment of deferred financing costs, whereas we received $115,000 from financing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to April 30, 2013 we received $4,227,129 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock and proceeds from notes payable and convertible notes payable.

For the next 12 months (beginning May 2013), we estimate our planned expenses to be approximately $1,400,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,400,000

Based on our planned expenditures, we require additional funds of approximately $1,400,000 to proceed with our business plan over the next 12 months (beginning May 2013). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,400,000 over the next 12 months (beginning May 2013) to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three and six months ended April 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three and six months ended April 30, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2013 and 2012, our company had no items that represent comprehensive income or loss.

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

During the six months ended April 30, 2013 we issued an aggregate of 163,816,363 shares of our common stock related to the conversion of $60,000 plus accrued interest of $4,678 under the convertible promissory notes. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)

3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)

3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)

3.6	Certificate of Amendment dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

(10)	Material Contracts

10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)

10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)

10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.4	Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)

10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)

10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit No.	Description

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	To be submitted at a later date as part of an amended filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On4 Communications, Inc.

Date: June 21, 2013	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

