Form 10-Q
period 2013-07-31
ON4 COMMUNICATIONS INC.
filed 2013-09-23
CIK 1300867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-34297

ON4 COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State of incorporation)	(I.R.S. Employer Identification No.)

Suite 1704—1188 West Pender Street

Vancouver, BC, Canada V6E0A2

(Address of principal executive offices)

(604) 620-6879

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of September 19, 2013, there were 581,699,830 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

ON4 COMMUNICATIONS, INC.

QUARTERLY REPORT

PERIOD ENDED JULY 31, 2013

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of On4 Communications, Inc.,(the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ONCI" refers to On4 Communications, Inc.

 PART I - FINANCIAL INFORMATION

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the transition period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith along with the Form 10–K/A Annual Report with the U.S. Securities and Exchange Commission (SEC) on February 14, 2013, and can be found on the SEC website at www.sec.gov.

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

3

ON4 COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(unaudited)

	July 31,	October 31,
	2013	2012
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	—	370
Loan receivable (Note 3)	130,572	78,202

Total Current Assets	130,572	78,572

Deferred financing costs (Note 6)	2,265	3,877

Total Assets	132,837	82,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	440	—
Accounts payable and accrued liabilities	916,803	647,951
Accrued interest payable	393,640	329,692
Due to related parties (Note 4)	35,221	238,867
Notes payable (Note 5)	390,648	431,370
Convertible notes payable, net of unamortized discount of $29,640 and $44,385, respectively (Note 6)	63,710	65,615
Derivative liabilities (Note 7)	42,368	103,747

Total Liabilities	1,842,830	1,817,242

Going Concern (Note 1)
Commitments (Note 11)
Subsequent Events (Note 13)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	—	—
Common stock: 600,000,000 shares authorized, $0.0001 par value; 454,499,323 shares issued and outstanding (October 31, 2012 – 120,939,534)	45,450	12,094
Additional paid-in capital	13,237,328	12,579,860
Common stock issuable	70,000	70,000
Deficit accumulated during the development stage	(15,062,771)	(14,396,747)

Total Stockholders’ Deficit	(1,709,993)	(1,734,793)

Total Liabilities and Stockholders’ Deficit	132,837	82,449

The accompanying notes are an integral part of the consolidated unaudited financial statements.

ON4 COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–
Operating Expenses

Advertising and marketing	—	—	—	—	182,182
Amortization of intangible assets	—	—	—	—	18,138
Amortization of property and equipment	—	—	—	241	32,677
Consulting fees	—	—	5,232	48,750	2,173,938
Foreign exchange loss (gain)	(2,789)	(2,702)	(2,807)	(303)	251,995
General and administrative	1,878	2,345	10,712	15,325	1,124,716
Impairment of goodwill	—	—	—	—	3,274,109
Impairment of assets	—	—	—	885	2,220,609
Management fees (Note 4)	4,028	16,519	19,638	44,174	1,226,409
Payroll	—	—	—	—	29,516
Professional fees	10,687	10,058	52,514	57,556	799,477
Research and development	—	—	—	—	318,360

Total Operating Expenses	13,804	26,220	85,289	166,628	11,652,126

Operating Loss	(13,804)	(26,220)	(85,289)	(166,628)	(11,652,126)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 6)	(62,958)	(17,629)	(215,995)	(17,629)	(454,110)
Amortization of deferred financing costs	(1,981)	(3,332)	(8,112)	(4,859)	(18,235)
Gain on settlement of debt	—	—	—	—	807,352
Interest and other income	—	—	—	—	181,682
Interest expense	(72,842)	(42,235)	(142,841)	(104,602)	(911,655)
Loss on change in fair value of derivative liabilities (Note 7)	(41,653)	(31,257)	(213,787)	(31,257)	(612,243)
Write-off of note receivable	—	—	—	—	(1,114,182)

Total Other Income (Expense)	(179,434)	(94,453)	(580,735)	(158,347)	(2,121,391)

Loss from Continuing Operations	(193,238)	(120,673)	(666,024)	(324,975)	(13,773,517)

Discontinued Operations

Loss from discontinued operations	—	—	—	—	(1,282,616)
Gain on disposal of discontinued operations	—	—	—	—	76,834

Loss from Discontinued Operations	—	—	—	—	(1,205,782)

Net Loss	(193,238)	(120,673)	(666,024)	(324,975)	(14,979,299)

Net Loss Per Share – Basic and Diluted
Continuing operations	—	—	—	—
Discontinued operations	—	—	—	—

Weighted Average Shares Outstanding	326,767,971	68,102,000	242,722,820	67,443,000

The accompanying notes are an integral part of the consolidated unaudited financial statements.

ON4

COMMUNICATIONS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine	Nine	Accumulated From
	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss from continuing operations	(666,024)	(324,975)	(13,773,517)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	215,995	17,629	454,110
Amortization of property and equipment	—	241	32,677
Amortization of intangible assets	—	—	18,138
Amortization of deferred financing costs	8,112	4,859	18,235
Foreign exchange translation	(722)		(722)
Gain on settlement of debt	—	—	(807,352)
Impairment of goodwill	—	—	3,274,109
Impairment of assets	—	885	2,220,609
Issuance of notes payable for services and penalties	35,000	—	125,402
Issuance of shares for services	—	—	576,750
Loss on change in fair value of derivative liabilities	213,787	31,257	612,243
Stock-based compensation	—	48,750	1,136,981
Write-off of notes receivable	—	—	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	—	—	(5,431)
Prepaid expenses and deposits	—	(415)	(10,678)
Accounts payable and accrued liabilities	287,417	767	1,122,973
Accrued interest payable	69,206	72,907	623,069
Due to related parties	(203,646)	40,957	431,223

Net Cash Used In Operating Activities	(40,875)	(107,138)	(2,836,999)

Investing Activities
Acquisition of intangible assets	—	—	(182,687)
Cash acquired in reverse merger	—	—	1,523
Cash from disposition of subsidiary	—	—	15,709
Loan receivable	(52,370)	(37,563)	(130,572)
Acquisition of property and equipment	—	—	(33,562)
Advances for note receivable	—	—	(1,114,182)

Net Cash Used In Investing Activities	(52,370)	(37,563)	(1,443,771)

Financing Activities
Bank indebtedness	440	—	440
Proceeds from issuance of common stock	—	—	1,821,267
Proceeds from issuance of preferred stock	—	—	1,000,000
Proceeds from notes payable and convertible notes payable	98,935	155,000	1,038,457
Repayment of notes payable	—	—	(81,250)
Payment of deferred financing costs	(6,500)	(10,000)	(20,500)
Proceeds from related parties	—	—	561,935
Repayments to related parties	—	—	(84,780)
Share issuance costs	—	—	(8,000)

Net Cash Provided By Financing Activities	92,875	145,000	4,227,569

Effect of Exchange Rate Changes on Cash	—	—	54,724

Discontinued Operations:

Operating activities	—	—	(119,701)
Investing activities	—	—	(661,509)
Financing activities	—	—	779,687

Net Cash Used in Discontinued Operations	—	—	(1,523)

Increase (Decrease) in Cash	(370)	299	—

Cash, Beginning of Period	370	—	—

Cash, End of Period	—	299	—

Supplemental Disclosures (Note 12)

The accompanying notes are an integral part of the consolidated unaudited financial statements.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2013

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2013, and the results of its operations and cash flows for the nine months ended July 31, 2013. The results of operations for the nine months ended July 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at July 31, 2013, the Company has not generated any revenues since inception, has a working capital deficiency of $1,712,258 and has an accumulated deficit of $15,062,771 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Principles

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2013 and October 31, 2012, the Company had no items that represent comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 11. As at July 31, 2013, the Company was owed $130,572 (October 31, 2012 - $78,202) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing and due on demand.

4. Related Party Transactions

(a)	As at July 31, 2013, the Company owed $30,297 (October 31, 2012 - $31,200) to the former Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(b)	As at July 31, 2013, the Company owed $2,114 (October 31, 2012 - $2,329) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(c)	As at July 31, 2013, the Company owed $2,810 (October 31, 2012 - $nil) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(d)	As at July 31, 2013, the Company owed $205,338 (October 31, 2012 - $205,338) to the former Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand and has been included in accounts payable and accrued liabilities as at July 31, 2013.
(e)	During the nine months ended July 31, 2013, the Company incurred $4,028 (2012 - $44,174) of management fees to the former Chief Financial Officer of the Company.

5. Notes Payable

	July 31, 2013 $	October 31, 2012 $

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	24,303	25,025

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	86,365

	390,648	431,370

6. Convertible Notes Payable

(a)	On May 8, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 11, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the nine months ended July 31, 2013, the Company issued 22,871,651 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at July 31, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

(b)	On August 7, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on May 9, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 60 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the nine months ended July 31, 2013, the Company issued 42,062,365 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at July 31, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs $2,500 relating to the issuance of the note.

(c)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $25,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. During the nine months ended July 31, 2013, the Company issued 35,660,372 shares of common stock for the conversion of $25,000 plus accrued interest of $1,538. As at July 31, 2013, $25,000 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(d)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $60,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $60,000. During the year ended October 31, 2012, the Company issued 17,681,232 shares of common stock for the conversion of $40,000 of the note. During the nine months ended July 31, 2013, the Company issued 15,329,249 shares of common stock for the conversion of $20,000 of the note and $220 of interest. As at July 31, 2013, $60,000 of accretion expense had been recorded.
(e)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $20,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $20,000. During the nine months ended July 31, 2013, the Company issued 50,974,141 shares of common stock for the conversion of $20,000 of the note and $580 of interest. As at July 31, 2013, $20,000 of accretion expense had been recorded.

(f)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $40,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $40,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $40,000. During the nine months ended July 31, 2013, the Company issued 47,892,726 shares of common stock for the conversion of $40,000 of the note and $320 of interest. As at July 31, 2013, $40,000 of accretion expense had been recorded.
(g)	On December 3, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $48,750. Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature as a derivative liability when the note became convertible on June 1, 2013. The fair value of the derivative liability resulted in a full discount to the note payable of $48,750. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $48,750. During the nine months ended July 31, 2013, the Company issued 118,769,285 shares of common stock for the conversion of $39,150 of the note. As at July 31, 2013, $43,158 of accretion expense had been recorded and the carrying value of the note is $4,008.

The Company paid financing costs $2,500 relating to the issuance of the note.

(h)	On February 10, 2013, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. As at July 31, 2013, $3,452 of accretion expense had been recorded and the carrying value of the note is $3,452.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(i)	On February 20, 2013, the Company entered into a Convertible Promissory Note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $56,250.

The Company paid financing costs $2,500 relating to the issuance of the note.

7. Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 6, are required to be recorded as derivatives at their estimated fair values on each balance sheet date with changes in fair value reflected in the statements of operations.

The fair value of the derivative liabilities for the May 8, 2012, September 10, 2012, November 13, 2012, December 3, 2012, February 10, 2013, convertible notes were $36,123, $37,357, $36,987, $47,880, $139,369, $69,684 and $57,147 on vesting, respectively. The fair values as at July 31, 2013 and October 31, 2012 are as follows:

	July 31, 2013 $	October 31, 2012 $

$25,000 convertible debenture issued September 10, 2012	–	66,759
$60,000 convertible debenture issued September 10, 2012	–	36,988
$32,500 convertible debenture issued December 3, 2012 (convertible as of June 1, 2013)	9,074	–
$27,500 convertible debenture issued February 16, 2013	33,294	–

	42,368	103,747

During the nine months ended July 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $213,787 (2012 – $31,257).

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

February 16, 2013 convertible note

As at February 16, 2013 (date of vesting)	307%	0.17%	0%	1.00
As at July 31, 2013	259%	0.08%	0%	0.55

December 3, 2012 convertible note

As at June 1, 2013 (date of vesting)	239%	0.04%	0%	0.26
As at July 31, 2013	343%	0.03%	0%	0.10

8. Common Stock

(a)	Effective April 20, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares with a par value of $0.0001 per share. Effective November 30, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 600,000,000 shares with a par value of $0.0001 per share, and the authorized number of preferred stock from 10,000,000 to 30,000,000 shares with no par value.
(b)	During the nine months ended July 31, 2013, the Company issued an aggregate of 333,559,789 common shares upon the conversion of $209,150 of convertible notes payable and accrued interest of $5,258 as described in Note 6.

9. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, October 31, 2012	156,000	0.50

Expired	(156,000)	0.50

Balance, July 31, 2013	–	–

10. Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding and exercisable, October 31, 2012 and July 31, 2013	2,625,000	0.30	2.21	–

The Company’s had no unvested stock options at July 31, 2013 or October 31, 2012.

Additional information regarding stock options as of July 31, 2013 is as follows:

Number of Options	Exercise Price $	Expiry Date

2,000,000	0.15	March 3, 2015
275,000	0.50	July 23, 2017
350,000	1.00	December 18, 2017

2,625,000

11. Commitments

(a)	On February 23, 2010, the Company entered into a Trademark License Agreement (the “Agreement”). Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico. The Agreement expires on February 1, 2015.

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

(b)	On December 15, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with NetCents Systems Ltd. (“NetCents”). Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all. As of the date of issuance of these financial statements, the agreement had yet to be completed.
(c)	On May 10, 2013, the Company entered into four debt settlement agreements. Pursuant to the agreements, the Company would either issue 918,042 units or make cash payments of $55,083 to settle $275,413 of amounts owed to creditors. Each unit consists of one common share and one share purchase warrant to purchase an additional common share of the Company at $0.30 for two years. As of the date of this filing, the shares have not been issued.

12. Supplemental Disclosures

	Nine Months Ended July 31, 2013 $	Nine Months Ended July 31, 2012 $	Accumulated From June 5, 2006 (Date of Inception) to July 31, 2013 $
Non-cash investing and financing activities:
Fair value of beneficial conversion options upon conversion of debt recorded as additional paid-in capital	476,417	–	476,417
Shares issued for conversion of debt and accrued interest payable	209,150	–	376,550
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

13. Subsequent Events

(a)	Subsequent to July 31, 2013, the Company issued 35,161,291 shares of common stock upon the conversion of $9,600 of principal and $1,300 of accrued interest relating to the convertible note described in Note 6(g).
(b)	Subsequent to July 31, 2013, the Company issued 90,039,216 shares of common stock upon the conversion of $22,500 of principal and $970 of accrued interest relating to the convertible note described in Note 6(h).

END OF NOTES TO FINANCIALS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

On April 29, 2010, we sold our interest in PetsMobility Inc., excluding certain specific assets, to On4 Communications Inc., a private Canadian company and our shareholder (“On4 Canada”), pursuant to an asset purchase agreement in exchange for On4 Canada returning 2,000,000 shares of our common stock to our treasury for cancellation. On October 29, 2010 we amended the asset purchase agreement to clarify certain terms of the purchase and sale.

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

Also on December 15, 2011, NetCents received the approval for the share exchange agreement and the share exchange transaction from holders of approximately 76% of its voting securities through written resolution in lieu of holding a meeting. However, as reported above, as of the date of this quarterly report, the share exchange has yet to be completed.

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

Employees

As of July 31, 2013, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three and Nine Months Ended July 31, 2013 and July 31, 2012, and the Period from June 5, 2006 (Date of Inception) to July 31, 2013.

Our results of operations are presented below:

					Accumulated from
					June 5, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Operating Expenses	13,804	26,220	85,289	166,628	11,652,126
Total Other Expenses	(179,434)	(94,453)	(580,735)	(158,347)	(2,121,391)
Net Loss from continuing operations	(193,238)	(120,673)	(666,024)	(324,975)	(13,773,517)

From our inception on June 5, 2006 to July 31, 2013, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	July 31,	July 31,	July 31,	July 31,	Inception) to
	2013	2012	2013	2012	July 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Advertising and Marketing	Nil	Nil	Nil	Nil	182,182
Amortization of intangible assets	Nil	Nil	Nil	Nil	18,138
Amortization of property and equipment	Nil	Nil	Nil	241	32,677
Consulting fees	Nil	Nil	5,232	48,750	2,173,938
Foreign exchange (gain) loss	(2,789)	(2,702)	(2,807)	(303)	251,995
General and administrative	1,878	2,345	10,712	15,325	1,124,716
Impairment of goodwill	Nil	Nil	Nil	Nil	3,274,109
Impairment of assets	Nil	Nil	Nil	885	2,220,609
Management fees	4,028	16,519	19,638	44,174	1,226,409
Payroll	Nil	Nil	Nil	Nil	29,516
Professional fees	10,687	10,058	52,514	57,556	799,477
Research and development	Nil	Nil	Nil	Nil	318,360

Our total expenses during the three months ended July 31, 2013 were $13,804 which consisted of $2,789 in foreign exchange gain, $1,878 in general and administrative expenses, $4,028 in management fees, and $10,687 in professional fees. During this period we also incurred $62,958 in accretion of discounts on convertible notes payable, $1,981 in amortization of deferred financing costs, $72,842 in interest expenses and $41,653 in loss on change in fair value of derivative liabilities.

Our total expenses during the three months ended July 31, 2012 were $26,220 which consisted of $2,702 in foreign exchange gain, $2,345 in general and administrative expenses, $16,519 in management fees and $10,058 in professional fees. During this period we also incurred $42,235 in the form of interest expenses, $3,332  in amortization of deferred financing costs, $17,629 in accretion of discounts on convertible notes payable, and $31,257 in loss on change in fair value of derivative liabilities.

Our total expenses during the nine months ended July 31, 2013 were $85,289 which consisted of $2,807 in foreign exchange gain, $10,712 in general and administrative expenses, $5,232 in consulting fees, $19,638 in management fees and $52,514 in professional fees. During this period we also incurred $215,995 in accretion of discounts on convertible notes payable, $8,112 in amortization of deferred financing costs, $142,841 in interest expenses and $213,787 in loss on change in fair value of derivative liabilities.

Our total expenses during the nine months ended July 31, 2012 were $166,628 which consisted of $241 in amortization of property and equipment, $48,750 in consulting fees, $303 in foreign exchange gain, $15,325 in general and administrative expenses, $885 in impairment of assets, $44,174 in management fees and $57,556 in professional fees. During this period we also incurred $104,602 in the form of interest expenses, $4,859 in amortization of deferred financing costs, $17,629 in accretion on convertible notes payable and $31,257 in loss on change in fair value of derivative liabilities.

Our total expenses from our inception on June 5, 2006 to July 31, 2013 were 11,652,126 which consisted of $182,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $251,995 in foreign exchange loss, $1,124,716 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of assets, $1,226,409 in management fees, $29,516 in payroll expenses, $799,477 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended July 31, 2013 compared to the same period in 2012 was primarily due to decreases in general and administrative expenses, and management fees during the most recent period.

The decrease in our operating expenses during the nine months ended July 31, 2013 compared to the same period in 2012 was primarily due to decreases in general and administrative expenses, consulting fees, management fees, impairment of assets and professional fees during the most recent period.

During the three months ended July 31, 2013 we incurred a $13,804 operating loss, and a net loss of $193,238. During the same period in fiscal 2012 we incurred an operating loss of $26,220 and a net loss of $120,673. During the nine months ended July 31, 2013 we incurred a $85,289 operating loss, and a net loss of $666,024. During the same period in fiscal 2012 we incurred an operating loss of $166,628 and a net loss of $324,975. We experienced a net loss per share of $Nil during the three and nine months ended July 31, 2013 and 2012. From our inception on June 5, 2006 to July 31, 2013 we incurred a total of $11,652,126 in operating loss, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $14,979,299.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	October 31,
	2013	2012
	($)	($)
Current Assets	130,572	78,572
Current Liabilities	1,842,830	1,817,242
Working Capital/(Deficit)	(1,712,258)	(1,738,670)

Cash Flows

			Period from
	Nine Months	Nine Months	Inception
	Ended	Ended	(June 5, 2006)
	July 31,	July 31,	to July 31,
	2013	2012	2013
	($)	($)	($)
Net Cash used in Operating Activities	(40,875)	(107,138)	(2,836,999)
Net Cash used in Investing Activities	(52,370)	(37,563)	(1,443,771)
Net Cash provided by Financing Activities	92,875	145,000	4,227,569
Net Increase (Decrease) in Cash During Period	(370)	299	Nil

As of July 31, 2013 we had $Nil in cash, $130,572 in total assets, $1,842,830 in total liabilities and a working capital deficit of $1,712,258. As of October 31, 2012, we had working capital deficit of $1,738,670.

During the nine months ended July 31, 2013 we spent $40,875 on operating activities, compared to spending of $107,138 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the nine months ended July 31, 2013 was largely due to decreases in stock based compensation and amounts due to related parties. From our inception on June 5, 2006 to July 31, 2013 we spent $2,836,999 on operating activities.

During the nine months ended July 31, 2013 we spent $52,370 on investing activities, whereas we spent $37,563 on investing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to July 31, 2013 we spent $1,443,771 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $130,572 and the acquisition of intangible assets of $182,687.

During the nine months ended July 31, 2013 we received $92,875 from financing activities, $98,935 of which was in the form of proceeds from notes payable and $440 from bank indebtedness offset by $6,500 in payment of deferred financing costs, whereas we received $145,000 from financing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to July 31, 2013 we received $4,227,569 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock and proceeds from notes payable and convertible notes payable.

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

Going Concern

Our financial statements for the three and nine months ended July 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three and nine months ended July 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control Over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities

During the nine months ended July 31, 2013 we issued an aggregate of 333,559,789 shares of our common stock related to the conversion of $209,150 plus accrued interest of $5,258 under the convertible promissory notes. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.Subsequent Issuances:

Subsequent Issuances:

Subsequent to July 31, 2013, the Company issued 127,200,507 shares of common stock upon the conversion of $32,100 or principal and $2,270 of accrued interest relating to the convertible note described in Note 6(g). These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)

3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)

3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)

3.6	Certificate of Amendment dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

(10)	Material Contracts

10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)

10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)

10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.4	Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)

10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)

10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(99)	Additional Exhibits

99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	To be submitted at a later date as part of an amended filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On4 Communications, Inc.

Date: September 23, 2013	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

