Form 10-Q/A
period 2013-04-30
ON4 COMMUNICATIONS INC.
filed 2014-03-11
CIK 1300867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

☑ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of June 19, 2013, there were 311,505,897 common shares of the registrants common stock issued and outstanding

EXPLANATORY NOTE

On4 Communications, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the period ended April 30, 2013, to amend and restate financial statements and other financial information on the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2013 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to account for debt obligations that were not provided or disclosed to the Company’s independent auditors.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of June 21, 2013, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of On4 Communications, Inc. follow. These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

ON4 COMMUNICATIONS INC. Condensed Financial Statements Six Months Ended April 30, 2013 and 2012 (Expressed in US dollars)

3

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US Dollars)

	April 30,	October 31,
	2013	2012
	$	$
	(Unaudited) (Restated-Note 13)
ASSETS

Current Assets

Cash	–	370
Loan receivable (Note 3)	132,339	78,202

Total Current Assets	132,339	78,572

Deferred financing costs (Note 6)	4,246	3,877

Total Assets	136,585	82,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	390	–
Accounts payable and accrued liabilities	681,625	647,951
Accrued interest payable	377,095	329,692
Due to related parties (Note 4)	237,332	238,867
Notes payable (Note 5)	391,160	431,370
Convertible notes payable, net of unamortized discount of $43,848 and $44,385, respectively (Note 6)	135,652	65,615
Derivative liabilities (Note 7)	101,439	103,747

Total Liabilities	1,924,693	1,817,242

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)
Subsequent Events (Note 14)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 284,755,897 shares issued and outstanding (October 31, 2012 – 120,939,534)	28,475	12,094

Additional paid-in capital	13,045,099	12,579,860

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(14,931,682)	(14,396,747)

Total Stockholders’ Deficit	(1,788,108)	(1,734,793)

Total Liabilities and Stockholders’ Deficit	136,585	82,449

The accompanying notes are an integral part of the consolidated unaudited financial statements
4

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$
	(Restated-Note 13)		(Restated-Note 13)		(Restated-Note 13)
Revenue	–	–	–	–	–
Operating Expenses

Advertising and marketing	62,000	–	62,000	–	244,182
Amortization of intangible assets	–	–	–	–	18,138
Amortization of property and equipment	–	–	–	241	32,677
Consulting fees	–	48,750	5,232	48,750	2,173,938
Foreign exchange loss	(1,259)	5,085	(18)	2,399	254,784
General and administrative	5,843	11,544	8,834	12,980	1,122,838
Impairment of goodwill	–	–	–	–	3,274,109
Impairment of assets	–	–	–	885	2,220,609
Management fees (Note 4)	–	16,706	15,610	27,655	1,222,381
Payroll	–	–	–	–	29,516
Professional fees	19,146	19,369	41,827	47,498	788,790
Research and development	–	–	–	–	318,360

Total Operating Expenses	85,730	101,454	133,485	140,408	11,700,322

Operating Loss	(85,730)	(101,454)	(133,485)	(140,408)	(11,700,322)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 6)	(72,913)	–	(153,037)	–	(391,152)
Amortization of deferred financing costs	(3,409)	–	(6,131)	–	(16,254)
Gain on settlement of debt	–	–	–	–	807,352
Interest and other income	–	–	–	–	181,682
Interest expense	(25,793)	(25,462)	(70,148)	(63,894)	(838,962)
Loss on change in fair value of derivative liabilities (Note 7)	(32,723)	–	(172,134)	–	(570,590)
Write-off of note receivable	–	–	–	–	(1,114,182)

Total Other Income (Expense)	(134,838)	(25,462)	(401,450)	(63,894)	(1,942,106)

Loss from Continuing Operations	(220,568)	(126,916)	(534,935)	(204,302)	(13,642,428)

Discontinued Operations

Loss from discontinued operations	–	–	–	–	(1,282,616)
Gain on disposal of discontinued operations	–	–	–	–	76,834

Loss from Discontinued Operations	–	–	–	–	(1,205,782)

Net Loss	(220,568)	(126,916)	(534,935)	(204,302)	(14,848,210)

Net Loss Per Share – Basic and Diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	228,570,000	67,108,000	200,467,000	67,619,000

The accompanying notes are an integral part of the consolidated unaudited financial statements
5

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Six Months Ended April 30, 2013 $	Six Months Ended April 30, 2012 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2013 $
	(Restated-Note 13)		(Restated-Note 13)
Operating Activities

Net loss from continuing operations	(534,935)	(204,302)	(13,642,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	153,037	–	391,152
Amortization of property and equipment	–	241	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	6,131	1,527	16,254
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	885	2,220,609
Issuance of notes payable for services and penalties	62,000	–	152,402
Issuance of shares for services	–	–	576,750
Loss on change in fair value of derivative liabilities	172,134	–	570,590
Stock-based compensation	–	48,750	1,136,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Bank indebtedness	390	–	390
Accounts payable and accrued liabilities	52,239	(1,344)	887,796
Accrued interest payable	52,081	47,052	605,944
Due to related parties	(1,535)	28,566	633,334

Net Cash Used In Operating Activities	(38,458)	(78,625)	(2,834,582)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	(54,137)	(35,095)	(132,339)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	(54,137)	(35,095)	(1,445,538)

Financing Activities
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	98,935	115,000	1,038,457
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	(6,500)	–	(20,500)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	92,435	115,000	4,227,129

Effects of Exchange Rate Changes on Cash	(210)	–	54,514

Discontinued Operations:

Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687

Net Cash Used in Discontinued Operations	–	–	(1,523)

Increase (Decrease) in Cash	(370)	1,280	–

Cash - Beginning of Period	370	–	–

Cash - End of Period	–	1,280	–

Supplemental Disclosures (Note 12)

The accompanying notes are an integral part of the consolidated unaudited financial statements

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at April 30, 2013, the Company has not generated any revenues since inception, has a working capital deficiency of $1,792,354 and has an accumulated deficit of $14,931,682 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(e)  During the three months ended April 30, 2013, the Company incurred $nil (2012 - $10,949) of management fees to the former Chief Financial Officer of the Company.

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

(j)     On February 1, 2013, the Company entered into a Convertible Promissory Note agreement for $62,000 of marketing services. Pursuant to the agreement, the loan is convertible at any time after issuance into shares of common stock at a price of $1.0363 per share. The loan bears interest at 1% per year and the principal amount and any interest thereon are due on January 30, 2014.

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

12. Supplemental Disclosures

	Three Months Ended April 30, 2013 $	Three Months Ended April 30, 2012 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2013 $
Non-cash investing and financing activities:
Shares issued for settlement of debt	66,365	–	305,696
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

13.	Restatement

The financial statements have been restated to account for a convertible promissory note, signed on February 1, 2013, that was previously not recorded or disclosed by the Company. On February 1, 2013, the Company entered into a convertible promissory note in exchange for advertising services with a fair value of $62,000. Under the terms of the convertible note, the amount owing is unsecured, bears, interest at 1% per annum, and is due on January 30, 2014. The note is convertible into common shares of the Company at $1.03 per share.

The effect of the restatement increases liabilities by $62,149, and increases the net loss for the three and six months ended April 30, 2013 by $62,149. The following tables reflect the effects of the restatements on the Company’s unaudited financial statements:

Condensed Balance Sheets

	April 30, 2013
	As Reported	Adjustment	As Restated
Current Liabilities
Accrued interest payable	$ 376,946	$ 149	$ 377,095
Convertible notes payable	73,652	62,000	135,652
Total Liabilities	1,862,544	62,149	1,924,694
Stockholders’ Deficit
Deficit accumulated during the development stage	(14,869,533)	(62,149)	(14,931,682)
Total Stockholders’ Deficit	$(1,725,959)	$ (62,149)	$(1,788,109)

13.	Restatement (continued)
Condensed Statements of Operations
	For the Three Months Ended April 30, 2013
	As Reported	Adjustment	As Restated

Advertising and marketing	$ –	$ 62,000	$ 62,000
Total Operating Expense	23,730	62,000	85,730
Operating Loss	(23,730)	(62,000)	(85,730)
Interest expense	(25,644)	(149)	(25,793)
Total Other Income (Expenses)	(134,689)	(149)	(134,838)
Loss from Continuing Operations	(158,419)	(62,149)	(220,568)
Net Loss	$ (158,419)	$ (62,149)	$ (220,568)

	For the Six Months Ended April 30, 2013
	As Reported	Adjustment	As Restated

Advertising and marketing	$ –	$ 62,000	$ 62,000
Total Operating Expense	71,485	62,000	133,485
Operating Loss	(71,485)	(62,000)	(133,485)
Interest expense	(69,999)	(149)	(70,148)
Total Other Income (Expenses)	(401,301)	(149)	(401,450)
Loss from Continuing Operations	(472,786)	(62,149)	(534,935)
Net Loss	$ (472,786)	$ (62,149)	$ (534,935)

	Period from June 5, 2006 (Inception) to April 30, 2013
	As Reported	Adjustment	As Restated

Advertising and marketing	$ 182,182	$ 62,000	$ 244,182
Total Operating Expense	11,638,322	62,000	11,700,322
Operating Loss	(11,638,322)	(62,000)	(11,700,322)
Interest expense	(838,813)	(149)	(838,962)
Total Other Income (Expenses)	(1,941,957)	(149)	(1,942,106)
Loss from Continuing Operations	(13,580,279)	(62,149)	(13,642,428)
Net Loss	$(14,786,061)	$ (62,149)	$(14,848,210)

13.	Restatement (continued)
Condensed Statements of Cashflows

For the Six Months Ended April 30, 2013
Statement of Cash Flows	As Reported	Adjustment	As Restated

Net loss from continuing operations	$ (472,786)	$ (62,149)	$ (534,935)
Issuance of notes payable for services and penalties	–	62,000	62,000
Accrued interest payable	$ 51,932	$ 149	$ 52,081

	Period from June 5, 2006 (Inception) to April 30, 2013
Statement of Cash Flows	As Reported	Adjustment	As Restated

Net loss from continuing operations	$(13,580,279)	$ (62,149)	$(13,642,428)
Issuance of notes payable for services and penalties	90,402	62,000	152,402
Accrued interest payable	$ 605,795	$ 149	$ 605,944

14. Subsequent Events

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

 END NOTES TO FINANCIALS

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

On May 8, 2012, we entered into a convertible promissory note agreement with Asher pursuant to which we received debt financing in the amount of $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to the lower of 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on February 11, 2013. . During the six months ended April 30, 2013 we issued 22,871,651 shares of common stock for the conversion of $32,500 of the note plus accrued interest of $1,300.

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

On February 1, 2013, we entered into a convertible promissory note agreement with Nicolette Marshall for $62,000 of advertising services provided to the Company. Pursuant to the agreement, the loan is convertible at a price that is based on mutual agreement between Marshall and the Company. The note is unsecured, bears interest at 1% per annum, and is due on January 30, 2014. Subsequent to January 30, 2014, Marshall and the Company agreed on the conversion price at $1.0363 per common share.

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

Results of Operations

Three and Six Months Ended April 30, 2013 and April 30, 2012, and the Period from June 5, 2006 (Date of Inception) to April 30, 2013.

Our results of operations are presented below:

					Accumulated
					from
					June 5, 2006
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Operating Expenses	85,730	101,454	133,485	140,408	11,700,322
Total Other Expenses	134,838	25,462	401,450	63,894	1,942,106
Net Loss from continuing operations	(220,568)	(126,916)	(534,935)	(204,302)	(13,642,428)

From our inception on June 5, 2006 to April 30, 2013, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Six Months	Six Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	April 30,	April 30,	April 30,	April 30,	Inception) to
	2013	2012	2013	2012	April 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Advertising and Marketing	62,000	Nil	62,000	Nil	244,182
Amortization of intangible assets	Nil	Nil	Nil	Nil	18,138
Amortization of property and equipment	Nil	Nil	Nil	241	32,677
Consulting fees	Nil	48,750	5,232	48,750	2,173,938
Foreign exchange (gain) loss	(1,259)	5,085	(18)	2,399	254,784
General and administrative	5,843	11,544	8,834	12,980	1,122,838
Impairment of goodwill	Nil	Nil	Nil	Nil	3,274,109
Impairment of assets	Nil	Nil	Nil	885	2,220,609
Management fees	Nil	16,706	15,610	27,655	1,222,381
Payroll	Nil	Nil	Nil	Nil	29,516
Professional fees	19,146	19,369	41,827	47,498	788,790
Research and development	Nil	Nil	Nil	Nil	318,360

Our total expenses during the three months ended April 30, 2013 consisted of $62,000 in advertising and marketing , $1,259 in foreign exchange gain, $5,843 in general and administrative expenses and $19,146 in professional fees. During this period we also incurred $72,913 in accretion of discounts on convertible notes payable, $3,409 in amortization of deferred financing costs, $25,793 in interest expenses and $32,723 in loss on change in fair value of derivative liabilities.

Our total expenses during the three months ended April 30, 2012 consisted of $48,750 in consulting fees, $5,085 in foreign exchange loss, $11,544 in general and administrative expenses, $16,706 in management fees and $19,369 in professional fees. During this period we also incurred $25,462 in the form of interest expenses.

Our total expenses during the six months ended April 30, 2013 consisted of $62,000 in advertising and marketing, $18 in foreign exchange gain, $8,834 in general and administrative expenses, $15,610 in management fees and $41,827 in professional fees, During this period we also incurred $153,037 in accretion of discounts on convertible notes payable, $6,131 in amortization of deferred financing costs, $70,148 in interest expenses and $172,134 in loss on change in fair value of derivative liabilities.

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

Our total expenses from our inception on June 5, 2006 to April 30, 2013 consisted of $244,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $254,784 in foreign exchange loss, $1,122,838 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of intangible assets, $1,222,381 in management fees, $29,516 in payroll expenses, $788,790 in professional fees and $318,360 in research and development expenses.

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

During the three months ended April 30, 2013 we incurred a $85,730 operating loss, and a net loss of $220,568. During the same period in fiscal 2012 we incurred an operating loss of $101,454 and a net loss of $126,916. During the six months ended April 30, 2013 we incurred a $133,485 operating loss, and a net loss of $534,935. During the same period in fiscal 2012 we incurred an operating loss of $140,408 and a net loss of $204,302. We did not experience any net loss per share during the three and six months ended April 30, 2013 and 2012. From our inception on June 5, 2006 to April 30, 2013 we incurred a $13,642,428 loss from continuing operations, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $14,848,210.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	October 31,
	2013	2012
	($)	($)
Current Assets	132,339	78,572
Current Liabilities	1,924,693	1,817,242
Working Capital/(Deficit)	(1,792,354)	(1,738,670)

Cash Flows

			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(June 5, 2006)
	April 30,	April 30,	to April 30,
	2013	2012	2013
	($)	($)	($)
Net Cash used in Operating Activities	(38,458)	(78,625)	(2,834,582)
Net Cash used in Investing Activities	(54,137)	(35,095)	(1,445,538)
Net Cash provided by Financing Activities	92,435	115,000	4,227,129
Net Increase (Decrease) in Cash During Period	(370)	1,280	Nil

As of April 30, 2013, we had $Nil in cash, $132,339 in total current assets, $1,924,693 in total current liabilities and a working capital deficit of $1,792,354. As of October 31, 2012, 2013 we had working capital deficit of $1,738,670.

During the six months ended April 30, 2013, we spent $38,458 on operating activities, compared to spending of $78,625 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the six months ended April 30, 2013 was largely due to decreases in stock based compensation and amounts due to related parties. From our inception on June 5, 2006 to April 30, 2013 we spent $2,834,582 on operating activities.

During the six months ended April 30, 2013, we spent $54,137 on investing activities, whereas we spent $35,095 on investing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to April 30, 2013 we spent $1,445,538 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $132,339 and the acquisition of intangible assets of $182,687.

During the six months ended April 30, 2013, we received $92,435 from financing activities, all of which was in the form of proceeds from notes payable offset by $6,500 in payment of deferred financing costs, whereas we received $115,000 from financing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to April 30, 2013 we received $4,227,129 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock and proceeds from notes payable and convertible notes payable.

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

Item 2. Unregistered Sales of Equity Securities

During the six months ended April 30, 2013 we issued an aggregate of 163,816,363 shares of our common stock related to the conversion of $150,000 plus accrued interest of $4,678 under the convertible promissory notes. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

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

**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On4 Communications, Inc.

Date: March 11, 2014	By:	/s/Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)