Form 10-Q/A
period 2013-07-31
ON4 COMMUNICATIONS INC.
filed 2014-03-11
CIK 1300867

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

EXPLANATORY NOTE

On4 Communications, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the period ended July 31, 2013, to amend and restate financial statements and other financial information on the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2013 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to account for debt obligations that were not provided or disclosed to the Company’s independent auditors.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of September 23, 2013, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

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

4

ON4 COMMUNICATIONS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US Dollars)

	July 31,	October 31,
	2013	2012
	$	$
	(unaudited) (Restated - Note 13)
ASSETS

Current Assets

Cash	—	370
Loan receivable (Note 3)	130,572	78,202

Total Current Assets	130,572	78,572

Deferred financing costs (Note 6)	2,265	3,877

Total Assets	132,837	82,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	440	—
Accounts payable and accrued liabilities	916,803	647,951
Accrued interest payable	393,946	329,692
Due to related parties (Note 4)	35,221	238,867
Notes payable (Note 5)	390,648	431,370
Convertible notes payable, net of unamortized discount of $29,640 and $44,385, respectively (Note 6)	125,710	65,615
Derivative liabilities (Note 7)	42,368	103,747

Total Liabilities	1,905,136	1,817,242

Going Concern (Note 1)
Commitments (Note 11)
Subsequent Events (Note 14)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	—	—
Common stock: 600,000,000 shares authorized, $0.0001 par value; 454,499,323 shares issued and outstanding (October 31, 2012 – 120,939,534)	45,450	12,094
Additional paid-in capital	13,237,328	12,579,860
Common stock issuable	70,000	70,000
Deficit accumulated during the development stage	(15,125,077)	(14,396,747)

Total Stockholders’ Deficit	(1,772,299)	(1,734,793)

Total Liabilities and Stockholders’ Deficit	132,837	82,449

The accompanying notes are an integral part of these unaudited financial statements.

ON4 COMMUNICATIONS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$
	(Restated - Note 13)		(Restated - Note 13)		(Restated - Note 13)
Revenue	–	–	–	–	–
Operating Expenses

Advertising and marketing	—	—	62,000	—	244,182
Amortization of intangible assets	—	—	—	—	18,138
Amortization of property and equipment	—	—	—	241	32,677
Consulting fees	—	—	5,232	48,750	2,173,938
Foreign exchange loss (gain)	(2,789)	(2,702)	(2,807)	(303)	251,995
General and administrative	1,878	2,345	10,712	15,325	1,124,716
Impairment of goodwill	—	—	—	—	3,274,109
Impairment of assets	—	—	—	885	2,220,609
Management fees (Note 4)	4,028	16,519	19,638	44,174	1,226,409
Payroll	—	—	—	—	29,516
Professional fees	10,687	10,058	52,514	57,556	799,477
Research and development	—	—	—	—	318,360

Total Operating Expenses	13,804	26,220	147,289	166,628	11,714,126

Operating Loss	(13,804)	(26,220)	(147,289)	(166,628)	(11,714,126)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 6)	(62,958)	(17,629)	(215,995)	(17,629)	(454,110)
Amortization of deferred financing costs	(1,981)	(3,332)	(8,112)	(4,859)	(18,235)
Gain on settlement of debt	—	—	—	—	807,352
Interest and other income	—	—	—	—	181,682
Interest expense	(72,999)	(42,235)	(143,147)	(104,602)	(911,961)
Loss on change in fair value of derivative liabilities (Note 7)	(41,653)	(31,257)	(213,787)	(31,257)	(612,243)
Write-off of note receivable	—	—	—	—	(1,114,182)

Total Other Income (Expense)	(179,591)	(94,453)	(581,041)	(158,347)	(2,121,697)

Loss from Continuing Operations	(193,395)	(120,673)	(728,330)	(324,975)	(13,835,823)

Discontinued Operations

Loss from discontinued operations	—	—	—	—	(1,282,616)
Gain on disposal of discontinued operations	—	—	—	—	76,834

Loss from Discontinued Operations	—	—	—	—	(1,205,782)

Net Loss	(193,395)	(120,673)	(728,330)	(324,975)	(15,041,605)

Net Loss Per Share – Basic and Diluted
Continuing operations	—	—	—	—
Discontinued operations	—	—	—	—

Weighted Average Shares Outstanding	326,767,971	68,102,000	242,722,820	67,443,000

The accompanying notes are an integral part of these unaudited financial statements.

ON4 COMMUNICATIONS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Nine	Nine	Accumulated From
	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2013	2012	2013
	$	$	$
	(Restated - Note 13)		(Restated - Note 13)
Operating Activities

Net loss from continuing operations	(728,330)	(324,975)	(13,835,823)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	215,995	17,629	454,110
Amortization of property and equipment	—	241	32,677
Amortization of intangible assets	—	—	18,138
Amortization of deferred financing costs	8,112	4,859	18,235
Foreign exchange translation	(722)		(722)
Gain on settlement of debt	—	—	(807,352)
Impairment of goodwill	—	—	3,274,109
Impairment of assets	—	885	2,220,609
Issuance of notes payable for services and penalties	97,000	—	187,402
Issuance of shares for services	—	—	576,750
Loss on change in fair value of derivative liabilities	213,787	31,257	612,243
Stock-based compensation	—	48,750	1,136,981
Write-off of notes receivable	—	—	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	—	—	(5,431)
Prepaid expenses and deposits	—	(415)	(10,678)
Accounts payable and accrued liabilities	287,417	767	1,122,973
Accrued interest payable	69,512	72,907	623,375
Due to related parties	(203,646)	40,957	431,223

Net Cash Used In Operating Activities	(40,875)	(107,138)	(2,836,999)

Investing Activities
Acquisition of intangible assets	—	—	(182,687)
Cash acquired in reverse merger	—	—	1,523
Cash from disposition of subsidiary	—	—	15,709
Loan receivable	(52,370)	(37,563)	(130,572)
Acquisition of property and equipment	—	—	(33,562)
Advances for note receivable	—	—	(1,114,182)

Net Cash Used In Investing Activities	(52,370)	(37,563)	(1,443,771)

Financing Activities
Bank indebtedness	440	—	440
Proceeds from issuance of common stock	—	—	1,821,267
Proceeds from issuance of preferred stock	—	—	1,000,000
Proceeds from notes payable and convertible notes payable	98,935	155,000	1,038,457
Repayment of notes payable	—	—	(81,250)
Payment of deferred financing costs	(6,500)	(10,000)	(20,500)
Proceeds from related parties	—	—	561,935
Repayments to related parties	—	—	(84,780)
Share issuance costs	—	—	(8,000)

Net Cash Provided By Financing Activities	92,875	145,000	4,227,569

Effect of Exchange Rate Changes on Cash	—	—	54,724

Discontinued Operations:

Operating activities	—	—	(119,701)
Investing activities	—	—	(661,509)
Financing activities	—	—	779,687

Net Cash Used in Discontinued Operations	—	—	(1,523)

Increase (Decrease) in Cash	(370)	299	—

Cash, Beginning of Period	370	—	—

Cash, End of Period	—	299	—

Supplemental Disclosures (Note 12)

The accompanying notes are an integral part of these unaudited financial statements.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at July 31, 2013, the Company has not generated any revenues since inception, has a working capital deficiency of $1,774,564 and has an accumulated deficit of $15,125,077 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. Related Party Transactions

(a)	As at July 31, 2013, the Company owed $30,297 (October 31, 2012 - $31,200) to the former Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(b)	As at July 31, 2013, the Company owed $2,114 (October 31, 2012 - $2,329) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(c)	As at July 31, 2013, the Company owed $2,810 (October 31, 2012 - $nil) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(d)	As at July 31, 2013, the Company owed $205,338 (October 31, 2012 - $205,338) to the former Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand and has been included in accounts payable and accrued liabilities as at July 31, 2013.
(e)	During the nine months ended July 31, 2013, the Company incurred $4,028 (2012 - $44,174) of management fees to the former Chief Financial Officer of the Company.

5. Notes Payable

	July 31, 2013 $	October 31, 2012 $

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	24,303	25,025

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	86,365

	390,648	431,370

6. Convertible Notes Payable

(a)	On May 8, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 11, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the nine months ended July 31, 2013, the Company issued 22,871,651 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at July 31, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $2,500 relating to the issuance of the note.

(b)	On August 7, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on May 9, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 60 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the nine months ended July 31, 2013, the Company issued 42,062,365 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. As at July 31, 2013, $32,500 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs $2,500 relating to the issuance of the note.

(c)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $25,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. During the nine months ended July 31, 2013, the Company issued 35,660,372 shares of common stock for the conversion of $25,000 plus accrued interest of $1,538. As at July 31, 2013, $25,000 of accretion expense had been recorded upon the conversion of the note.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(d)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $60,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $60,000. During the year ended October 31, 2012, the Company issued 17,681,232 shares of common stock for the conversion of $40,000 of the note. During the nine months ended July 31, 2013, the Company issued 15,329,249 shares of common stock for the conversion of $20,000 of the note and $220 of interest. As at July 31, 2013, $60,000 of accretion expense had been recorded.

6. Convertible Notes Payable (continued)

(e)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $20,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $20,000. During the nine months ended July 31, 2013, the Company issued 50,974,141 shares of common stock for the conversion of $20,000 of the note and $580 of interest. As at July 31, 2013, $20,000 of accretion expense had been recorded.

(f)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $40,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $40,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $40,000. During the nine months ended July 31, 2013, the Company issued 47,892,726 shares of common stock for the conversion of $40,000 of the note and $320 of interest. As at July 31, 2013, $40,000 of accretion expense had been recorded.
(g)	On December 3, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $48,750. Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature as a derivative liability when the note became convertible on June 1, 2013. The fair value of the derivative liability resulted in a full discount to the note payable of $48,750. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $48,750. During the nine months ended July 31, 2013, the Company issued 118,769,285 shares of common stock for the conversion of $39,150 of the note. As at July 31, 2013, $43,158 of accretion expense had been recorded and the carrying value of the note is $4,008.

The Company paid financing costs $2,500 relating to the issuance of the note.

(h)	On February 10, 2013, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. As at July 31, 2013, $3,452 of accretion expense had been recorded and the carrying value of the note is $3,452.

The Company paid financing costs of $1,500 relating to the issuance of the note.

(i)	On February 20, 2013, the Company entered into a Convertible Promissory Note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $56,250.

The Company paid financing costs $2,500 relating to the issuance of the note.

(j)	On February 1, 2013, the Company entered into a Convertible Promissory Note agreement for $62,000 of advertising services. Pursuant to the agreement, the loan is convertible at any time after issuance into shares of common stock at a price of $1.0363 per share. The loan bears interest at 1% per year and the principal amount and any interest thereon are due on January 30, 2014.
F-7

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

The effect of the restatement increases liabilities by $62,306, and increases the net loss for the three and nine months ended July 31, 2013 by $62,306.

The following tables reflect the effects of the restatements on the Company’s unaudited financial statements:

Condensed Balance Sheets

	July 31, 2013
	As Reported	Adjustment	As Restated
Current Liabilities
Accrued interest payable	$393,640	$306	$393,946
Convertible notes payable	63,710	62,000	125,710
Total Liabilities	1,842,830	62,306	1,905,136
Stockholders’ Deficit
Deficit accumulated during the development stage	(15,062,771)	(62,306)	(15,125,077)
Total Stockholders’ Deficit	$(1,709,993)	$(62,306)	$(1,772,299)

Condensed Statements of Operations

	For the Three Months Ended July 31, 2013
	As Reported	Adjustment	As Restated
Interest expense	$(72,848)	$(157)	$(72,999)
Total Other Income (Expenses)	(179,434)	(157)	(179,591)
Loss from Continuing Operations	(193,238)	(157)	(193,395)
Net Loss	$(193,238)	$(157)	$(193,395)

	For the Nine Months Ended July 31, 2013
	As Reported	Adjustment	As Restated

Advertising and marketing	$—	$62,000	$62,000
Total Operating Expense	85,289	62,000	147,289
Operating Loss	(85,289)	(62,000)	(147,289)
Interest expense	(142,841)	(306)	(143,147)
Total Other Income (Expenses)	(580,735)	(306)	(581,041)
Loss from Continuing Operations	(666,024)	(62,306)	(728,330)
Net Loss	$(666,024)	$(62,306)	$(728,330)

13. Restatement (continued)

Condensed Statements of Operations (continued)

	Period from June 5, 2006 (Inception) to July 31, 2013
	As Reported	Adjustment	As Restated

Advertising and marketing	$182,182	$62,000	$244,182
Total Operating Expense	11,652,126	62,000	11,714,126
Operating Loss	(11,652,126)	(62,000)	(11,714,126)
Interest expense	(911,655)	(306)	(911,961)
Total Other Income (Expenses)	(2,121,391)	(306)	(2,121,697)
Loss from Continuing Operations	(13,773,517)	(62,306)	(13,835,823)
Net Loss	$(14,979,299)	$(62,306)	$(15,041,605)

Condensed Statements of Cash Flows

	For the Nine Months Ended July 31, 2013
Statement of Cash Flows	As Reported	Adjustment	As Restated

Net loss from continuing operations	$(666,024)	$(62,306)	$(728,330)
Issuance of notes payable for services and penalties	35,000	62,000	97,000
Accrued interest payable	$69,206	$306	$69,512

	Period from June 5, 2006 (Inception) to July 31, 2013
Statement of Cash Flows	As Reported	Adjustment	As Restated

Net loss from continuing operations	$(13,773,517)	$(62,306)	$(13,835,823)
Issuance of notes payable for services and penalties	125,402	62,000	187,402
Accrued interest payable	$623,069	$306	$623,375

14. Subsequent Events

(a)	Subsequent to July 31, 2013, the Company issued 35,161,291 shares of common stock upon the conversion of $9,600 of principal and $1,300 of accrued interest relating to the convertible note described in Note 6(g).
(b)	Subsequent to July 31, 2013, the Company issued 92,039,216 shares of common stock upon the conversion of $22,500 of principal and $970 of accrued interest relating to the convertible note described in Note 6(h).

END OF NOTES TO FINANCIALS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Results of Operations

Three and Nine Months Ended July 31, 2013 and July 31, 2012, and the Period from June 5, 2006 (Date of Inception) to July 31, 2013.

Our results of operations are presented below:

					Accumulated from
					June 5, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Operating Expenses	13,804	26,220	147,289	166,628	11,714,126
Total Other Expenses	(179,591)	(94,453)	(581,041)	(158,347)	(2,121,697)
Net Loss from continuing operations	(193,395)	(120,673)	(728,330)	(324,975)	(13,835,823)

From our inception on June 5, 2006 to July 31, 2013, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Nine Months	Nine Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	July 31,	July 31,	July 31,	July 31,	Inception) to
	2013	2012	2013	2012	July 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Advertising and Marketing	Nil	Nil	62,000	Nil	244,182
Amortization of intangible assets	Nil	Nil	Nil	Nil	18,138
Amortization of property and equipment	Nil	Nil	Nil	241	32,677
Consulting fees	Nil	Nil	5,232	48,750	2,173,938
Foreign exchange (gain) loss	(2,789)	(2,702)	(2,807)	(303)	251,995
General and administrative	1,878	2,345	10,712	15,325	1,124,716
Impairment of goodwill	Nil	Nil	Nil	Nil	3,274,109
Impairment of assets	Nil	Nil	Nil	885	2,220,609
Management fees	4,028	16,519	19,638	44,174	1,226,409
Payroll	Nil	Nil	Nil	Nil	29,516
Professional fees	10,687	10,058	52,514	57,556	799,477
Research and development	Nil	Nil	Nil	Nil	318,360

Our total expenses during the three months ended July 31, 2013 were $13,804 which consisted of $2,789 in foreign exchange gain, $1,878 in general and administrative expenses, $4,028 in management fees, and $10,687 in professional fees. During this period we also incurred $62,958 in accretion of discounts on convertible notes payable, $1,981 in amortization of deferred financing costs, $72,999 in interest expenses and $41,653 in loss on change in fair value of derivative liabilities.

Our total expenses during the three months ended July 31, 2012 were $26,220 which consisted of $2,702 in foreign exchange gain, $2,345 in general and administrative expenses, $16,519 in management fees and $10,058 in professional fees. During this period we also incurred $17,629 in accretion of discounts on convertible notes payable, $45,567 in the form of interest expenses and $31,257 in loss on change in fair value of derivative liabilities.

Our total expenses during the nine months ended July 31, 2013 were $147,289 which consisted of $62,000 in advertising and marketing, $2,807 in foreign exchange gain, $10,712 in general and administrative expenses, $5,232 in consulting fees, $19,638 in management fees and $52,514 in professional fees. During this period we also incurred $215,995 in accretion of discounts on convertible notes payable, $8,112 in amortization of deferred financing costs, $143,147 in interest expenses and $213,787 in loss on change in fair value of derivative liabilities.

Our total expenses during the nine months ended July 31, 2012 were $166,628 which consisted of $241 in amortization of property and equipment, $48,750 in consulting fees, $303 in foreign exchange gain, $15,325 in general and administrative expenses, $885 in impairment of assets, $44,174 in management fees and $57,556 in professional fees. During this period we also incurred $104,602 in the form of interest expenses.

Our total expenses from our inception on June 5, 2006 to July 31, 2013 were $11,714,216 which consisted of $244,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $251,995 in foreign exchange loss, $1,124,717 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of assets, $1,226,409 in management fees, $29,516 in payroll expenses, $799,477 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended July 31, 2013 compared to the same period in 2012 was primarily due to decreases in general and administrative expenses and management fees and during the most recent period.

The decrease in our operating expenses during the nine months ended July 31, 2013 compared to the same period in 2012 was primarily due to decreases in general and administrative expenses, Consulting fees, management fees, impairment of assets and professional fees during the most recent period.

During the three months ended July 31, 2013 we incurred a $13,804 operating loss, and a net loss of $193,395. During the same period in fiscal 2012 we incurred an operating loss of $26,220 and a net loss of $120,673. During the nine months ended July 31, 2013 we incurred a $147,289 operating loss, and a net loss of $728,330. During the same period in fiscal 2012 we incurred an operating loss of $166,628 and a net loss of $324,975. We experienced a net loss per share of $NIL during the three and nine months ended July 31, 2013 and 2012. From our inception on June 5, 2006 to July 31, 2013 we incurred a total of $11,714,126 in operating loss, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $15,041,605.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	October 31,
	2013	2012
	($)	($)
Current Assets	130,572	78,572
Current Liabilities	1,905,136	1,817,242
Working Capital/(Deficit)	(1,774,564)	(1,738,670)

Cash Flows

			Period from
	Nine Months	Nine Months	Inception
	Ended	Ended	(June 5, 2006)
	July 31,	July 31,	to July 31,
	2013	2012	2013
	($)	($)	($)
Net Cash used in Operating Activities	(40,875)	(107,138)	(2,836,999)
Net Cash used in Investing Activities	(52,370)	(37,563)	(1,443,771)
Net Cash provided by Financing Activities	92,875	145,000	4,227,569
Net Increase (Decrease) in Cash During Period	(370)	299	Nil

As of July 31, 2013, we had $Nil in cash, $130,572 in total current assets, $1,905,136 in total current liabilities and a working capital deficit of $1,774,564. As of October 31, 2012, we had working capital deficit of $1,738,670.

During the nine months ended July 31, 2013, we spent $40,875 on operating activities, compared to spending of $107,138 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the nine months ended July 31, 2013 was largely due to decreases in stock based compensation and amounts due to related parties. From our inception on June 5, 2006 to July 31, 2013 we spent $2,836,999 on operating activities.

During the nine months ended July 31, 2013, we spent $52,370 on investing activities, whereas we spent $37,563 on investing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to July 31, 2013 we spent $1,443,771 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $130,572 and the acquisition of intangible assets of $182,687.

During the nine months ended July 31, 2013 we received $92,875 from financing activities, of which $98,935 was in the form of proceeds from notes payable and $440 from bank indebtedness offset by $6,500 in payment of deferred financing costs, whereas we received $145,000 from financing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to July 31, 2013, we received $4,227,569 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock and proceeds from notes payable and convertible notes payable.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2013 and 2012, our company had no items that represent comprehensive income or loss.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)

3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)

3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)

3.6	Certificate of Amendment dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

(10)	Material Contracts

10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)

10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)

10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.4	Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)

10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)

10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(99)	Additional Exhibits

99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)

101*	Interactive Data Files**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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