Form 10-K
period 2013-10-31
ON4 COMMUNICATIONS INC.
filed 2014-03-18
CIK 1300867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

Commission File No. 001-34297

ON4 COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0540536
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1707-1188 West Pender Street,

Vancouver, British Columbia, Canada V6E 0A2

(Address of principal executive offices, zip code)

(604) 620-6879

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,450,544.11 based upon the price of $0.6757 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol (“ONCI”).

As of March 13, 2014, there were 2,146,728 issued and outstanding shares of the Company’s common stock, $0.0001 par value.

ON4 COMMUNICATIONS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to the “Company”, “ONCI”, “we”, “us” and “our” are references to On4 Communications, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	BUSINESS

General Overview

We were incorporated as a Delaware Company on June 4, 2001 under the name Sound Revolution Inc. On July 2, 2009 we changed our name to On4 Communications, Inc. Our address is 1704-1188 West Pender Street, Vancouver, British Columbia, Canada V6E 0A2. Our telephone number is (604) 620-6879. We have not entered into any bankruptcy, receivership or similar proceeding.

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

On October 11, 2013, the Financial Industry Regulatory Authority (“FINRA”) approved a reverse stock split (the “Reverse Split”) of the common shares of the Company, whereby every four hundred and fifty (450) old shares of the Company’s common stock shall be exchanged for one (1) new share of the Company’s common stock. As a result, the issued and outstanding shares of common stock of the Company decreased from five hundred ninety nine million, six hundred fifty seven thousand, three hundred and forty six (599,657,346) shares prior to the Reverse Split to one million, three hundred thirty two thousand, five hundred seventy two (1,332,572) shares following the Reverse Split. The Reverse Split became effective on October 15, 2013.

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

On November 3, 2011, we entered into a binding letter of intent (“LOI”) to acquire 100% of the issued and outstanding shares of NetCents Systems Ltd. (“NetCents”), a private Alberta corporation engaged in the development and implementation of a unique and secure electronic payment system for online merchants and consumers. The LOI provides for a period of due diligence which will lead to a formal agreement whereby we will acquire 100% of the issued and outstanding capital of NetCents. Clayton Moore, an officer and director of our Company, and Ryan Madson, an officer of our Company, are shareholders of NetCents and Mr. Moore is the president and director of Net Cents.

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

On December 15, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents (“Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, our Company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our Company. The share exchange has not been completed as of the date of this Annual Report and is subject to completion of due diligence by the parties, and to the following material terms and conditions:

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

Also on December 15, 2011, NetCents received the approval for the share exchange agreement and the share exchange transaction from holders of approximately 76% of its voting securities through written resolution in lieu of holding a meeting. However, as reported above, as of the date of this annnual report, the share exchange has yet to be completed.

Our Current Business

We are a development stage company, and currently focus on providing wireless communications services to telecommunication companies, consumers and businesses. Our platform comprises global positioning system (“GPS”) device management, location-based services (“LBS”) capabilities, and the broadcasting of proprietary and non-proprietary content. LBS is a term used to describe the delivery of information and entertainment content to consumers with mobile devices based on the geographical position of the mobile device. We intend to deliver LBS via two-way communication tracking devices with applications that are able to track people, pets, assets and inventory. Our solution platform integrates various location-aware devises, such as GPS receivers, and transmits data to a range of devices, including Web browsers, instant messengers, short message service/mail, and mobile phones. However, we anticipate that our business focus will change upon completion of the share exchange with NetCents contemplated by the Share Exchange Agreement.

Our Business Upon Consummation of the Share Exchange

Upon the consummation of the acquisition of NetCents contemplated by the Share Exchange Agreement, we anticipate that our business will be that of an enhanced electronic Payment Service Provider (or “PSP”) that offers new, unique features to benefit both merchants and consumers for a better way to buy and sell online. It is anticipated that the Company will be able to provide a seamless, transparent enabling technology adopted by financial institutions to allow their clientele the option of conducting financial transactions on the web in a secure fashion without the use of credit card information. Triggered by a valid email address, the Company will be able to deliver a 100% secure, self-administered and anonymous payment system for the purpose of making safe online purchases and transferring of funds. The Company will be able to enable a simple yet innovative, swift, two-way flow of funds when paying for goods and services over the Internet. The Company will be able to provide the merchant with the means to connect with all consumers whether or not they hold direct access to a credit card. It also allows new entrants under the age of 18 to shop online. This payment option for the consumers and merchants will provide peace-of-mind with no fear of identity theft or credit card fraud.

The Company intends to brand and grow its services quickly by developing the NetCents payment system, which will:

•	Provide peace-of-mind with no fear of identity theft and/or credit card fraud
•	Cater to those who wish to protect personal information
•	Offer a way to buy/sell without a credit card due to poor credit ratings and with no risk to the merchant
•	Offer new entrants under the age of 18 a way to shop online even without access to credit cards
•	Open access to online shopping without attached privacy and security concerns

How the NetCents System Works

 Note: Once the registration in Steps 1 through 3 is complete, the NetCents User will begin at Step 4 or 5 for all future transactions.

The Market

In 2009, there were over 1.7 billion online Internet users worldwide. The growth of the Internet has far exceeded the growth of any other communications medium in the 20th century. In just under 4 years, the Internet reached penetration rates that took television 13 years to reach and radio over 30 years to reach. For the five-year period from 2009 to 2014, it is estimated that revenues generated by the US online payment market will increase to approximately $248.7 billion, representing a compound annual growth rate of approximately 15%.

The global payment service market has experienced exponential growth. The development of the global online payment market to date has been led by companies in the United States with the global market estimate for generated revenue at approximately $670 billion for 2009. NetCents is well positioned to capture a portion of this global market via its “Secure Payment Service.”

Marketing

The Company’s objectives will be:

•	To initiate an advertising and promotion strategy to garner awareness and trust of consumers and merchants
•	To develop an advertising and promotion strategy consistent with the Company’s vision of being a world leader in providing merchants and consumers a better and secure way to buy and sell online
•	To develop marketing materials to be used by the Company in its corporate and public endeavors

Associations

NetCents has completed integration with the The Royal Bank of Canada. NetCents is currently integrating software with contracted merchants including Swimco, The Alberta Diamond Exchange, Global Storm IT Corporation and the Western Arctic Conservative Association and is also under contract and integrating with the following major charities: the Princess Margaret Hospital Foundation, The Canadian Cancer Society, Mental Health, Canadian National Institute for the Blind, the Sick Kids Foundation, the Heart & Stoke Foundation, Southern Alberta Brain Injuries, The Mustard Seed, Habitat for Humanity and Special Olympics Calgary. Together they account for hundreds of thousands of active customers and donors that would be integrated with the NetCents Payment System for payment and donations.

Competition

Seventy-four percent of online shoppers who have seen or heard of alternative online payment services report having used methods such as:

o	PayPal
o	VISA/MASTERCARD
o	Google Checkout

PayPal laid the groundwork by familiarizing many online consumers, primarily eBay buyers and sellers, with alternative payment methods. Other payment providers soon followed.

NetCents, by providing an alternative that does not involve credit cards, appeals to both consumers and merchants who are concerned with online identity theft. NetCents is also attractive to new customers who are non-credit cardholders.

Competitive Advantages

Key Competitive Advantages of the NetCents System include:

o	Payment solutions that do not require disclosure of any personal or financial information
o	Fast, efficient and viable method of completing online transactions
o	Access to a new market segment of online shoppers
o	Guaranteed payments to merchants
o	Merchant transaction fees structured to be less than those of traditional credit cards

The following chart provides details describing some of the features of NetCents in comparison to its primary competitor.

Feature	Description		PayPal
Anonymity	Account set-up without disclosure of financial or personal information.	Yes	No
Online Bill Pay	Transfer funds to your account within the secure framework of your chosen financial institution.	Yes	No
Availability	Service available to persons of all ages.	Yes	No
Guaranteed Payment	Funds transfer to merchant without threat of charge back.	Yes	No
Credit Protocol	Service available to consumers without direct access to credit cards.	Yes	No
Rewards Program	Initiative to promote customer loyalty.	Yes	No
Transaction Fee	Fee charged to merchants per online transaction.	1.99%	2.4% - 3.4%
Integration	Time required facilitating integration with merchant account.	1 Hour	1 Day
New Accounts Process	Time required for consumer to open new account.	60 Seconds	Up to 3 Days
Direct Access	PSP has access to consumer credit and bank accounts.	No	Yes
Buy Now Buttons	Enable ecommerce on your merchant websites.	Yes	Yes
Money-Back Guarantee	Money-Back Guarantee to ensure delivery and protect your purchase.	Yes	Yes
Mobile	Transactions over web- enabled mobile phones.	Yes	Yes

Alternative payment methods are becoming a preferred choice by many consumers shopping online and will continue to grow over the next five years, steadily increasing to one-third of the online retail transaction volume. Upon consummation of the Share Exchange, the Company will be well positioned to play an integral role in the transitioning that is taking place worldwide.

Intellectual Property

The Company does not currently own any intellectual property. All intellectual property associated with the NetCents System is the property of NetCents Systems, Ltd. and shall be owned by the Company upon completion of the Share Exchange.

Subsidiaries

As at the year ended October 31, 2013, we do not have any subsidiaries. However, upon consummation of the Share Exchange Agreement, as anticipated, NetCents Systems, Inc. shall be a wholly owned subsidiary of the Company.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Employees

As of October 31, 2013, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located at Suite 1704 – 1188 West Pender Street, Vancouver, British Columbia, Canada V6E 0A2. Our office space at this location consists of approximately 600 square feet at the cost of $1,100 per month, which is paid by NetCents. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

There are no current proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “ONCI.” The following quotations, obtained from OTC Markets, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2013	$0.4955	$0.0100
July 31, 2013	$0.9009	$0.2703
April 30, 2013	$1.4414	$0.4505
January 31, 2013	$5.1802	$0.6757
October 31, 2012	$20.2703	$1.8018
July 31, 2012	$33.3333	$4.4595
April 30, 2012	$36.0360	$4.9550
January 31, 2012	$33.7838	$1.8018

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, AZ 85251, is the registrar and agent for our common and preferred shares.

Warrants, Options and Other Rights to Acquire Shares

Other than as disclosed below, there are no outstanding warrants or options to purchase our securities.

Record Holders

As of March 13, 2014, we had a total of 82 active registered shareholders and 2,146,728 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended October 31, 2013, we issued an aggregate of 1,196,779 shares of our common stock related to the conversion of $251,967 of convertible promissory notes plus accrued interest. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

Subsequent Issuances:

Subsequent to October 31, 2013, the Company issued 681,162 common shares upon the conversion of $3,468 of principal relating to convertible notes payable. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

All securities issued to Asher Enterprises, Inc. were issued in reliance on the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933

We did not sell any other equity securities which were not registered under the Securities Act during the year ended October 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2013.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans, other than the 2006 Non-Qualified Stock Option Plan described below.

2006 Non-Qualified Stock Option Plan

On September 18, 2006, our directors approved the adoption of our 2006 Non-Qualified Stock Option Plan (amended October 10, 2006) which permits our company to grant up to 1,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,500,000	Nil	1,500,000
Total	1,500,000	Nil	1,500,000

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Years Ended October 31, 2013 and 2012, and the Period from June 5, 2006 (Date of Inception) to October 31, 2013.

Our results of operations are presented below:

			Accumulated from
			June 5, 2006
	Year	Year	(Date of
	Ended	Ended	Inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
	($)	($)	($)
Revenue	Nil	Nil	Nil
Total Operating Expenses	165,886	190,531	11,732,723
Total Other Income (Expenses)	(745,277)	(716,870)	(2,285,933)
Net Loss from continuing operations	(911,163)	(907,401)	(14,018,656)

From our inception on June 5, 2006 to October 31, 2013, we did not generate any revenue.

Expenses

			Accumulated from
			June 5, 2006
	Year	Year	(Date of
	Ended	Ended	Inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
	($)	($)	($)
Advertising and Marketing	62,000	Nil	244,182
Amortization of intangible assets	Nil	Nil	18,138
Amortization of property and equipment	Nil	241	32,677
Consulting fees	5,232	52,440	2,173,938
Foreign exchange (gain) loss	(4,840)	295	249,962
General and administrative	13,661	23,676	1,127,665
Impairment of goodwill	Nil	Nil	3,274,109
Impairment of assets	Nil	885	2,220,609
Management fees	19,638	44,175	1,226,409
Payroll	Nil	Nil	29,516
Professional fees	70,195	68,819	817,158
Research and development	Nil	Nil	318,360

Our total operating expenses during the year ended October 31, 2013 were $165,886 which consisted of $62,000 in advertising and marketing, $4,840 in foreign exchange gain, $13,661 in general and administrative expenses, $5,232 in consulting fees, $19,638 in management fees and $70,195 in professional fees. During this period, we also incurred $263,786 in accretion of discounts on convertible notes payable, $9,599 in amortization of deferred financing costs, $173,399 in interest expenses and $298,493 in loss on change in fair value of derivative liabilities.

Our total operating expenses during the year ended October 31, 2012 were $190,531 which consisted of $241 in amortization of property and equipment, $52,440 in consulting fees, $295 in foreign exchange gain, $23,676 in general and administrative expenses, $885 in impairment of assets, $44,175 in management fees and $68,819 in professional fees. During this period, we also incurred $145,176 in the form of interest expense, $163,115 of accretion of discounts on convertible notes payable, $10,123 of amortization of deferred financing costs, and $398,456 of loss due to the change in fair value of derivative liabilities.

Our total operating expenses from our inception on June 5, 2006 to October 31, 2013 were $11,732,723 which consisted of $244,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $249,962 in foreign exchange loss, $1,127,665 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of assets, $1,226,409 in management fees, $29,516 in payroll expenses, $817,158 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the year ended October 31, 2013 compared to the same period in 2012 was primarily due to decreases in general and administrative expenses, Consulting fees, management fees, and impairment of assets during the most recent period.

During the year ended October 31, 2013, we incurred a $165,886 operating loss, and a net loss of $911,163. During the year ended October 31, 2012 we incurred an operating loss of $190,531 and a net loss of $907,401. We experienced a net loss per share of $1.27 during the year ended October 31, 2013 and $5.64 per share during the year ended October 31, 2012. From our inception on June 5, 2006 to October 31, 2013 we incurred a total of $11,732,723 in operating loss, incurred a $1,205,782 loss from discontinued operations, and incurred a net loss $15,224,438.

Liquidity and Capital Resources

Working Capital

	At	At
	October 31,	October, 31
	2013	2012
	($)	($)
Total Current Assets	121,090	78,572
Total Current Liabilities	1,977,748	1,817,242
Working Capital/(Deficit)	(1,856,658)	(1,738,670)

Cash Flows

			Period from
	Year	Year	Inception
	Ended	Ended	(June 5, 2006)
	October 31,	October 31,	to October 31,
	2013	2012	2013
	($)	($)	($)
Net Cash used in Operating Activities	(103,454)	(119,790)	(2,899,578)
Net Cash used in Investing Activities	(42,888)	(78,202)	(1,434,289)
Net Cash provided by Financing Activities	147,022	198,500	4,281,716
Net Increase (Decrease) in Cash During Period	(370)	370	Nil

As of October 31, 2013, we had $Nil in cash, $121,868 in total assets, $1,977,748 in total liabilities and a working capital deficit of $1,856,658. As of October 31, 2012, we had working capital deficit of $1,738,670.

During the year ended October 31, 2013, we spent $103,454 on operating activities, compared to spending of $119,790 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the year ended October 31, 2013 was largely due to decreases in stock based compensation and amounts due to related parties. From our inception on June 5, 2006 to October 31, 2013, we spent $2,899,578 on operating activities.

During the year ended October 31, 2013, we spent $42,888 on investing activities, whereas we spent $78,202 on investing activities during the same period in fiscal 2012. From our inception on June 5, 2006 to October 31, 2013, we spent $1,434,289 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $121,090 and the acquisition of intangible assets of $182,687.

During the year ended October 31, 2013, we received $147,022 from financing activities, of which $152,500 was in the form of proceeds from notes payable offset by $6,500 in payment of deferred financing costs, whereas we received $198,500 from financing activities during the same period in fiscal 2012 related primarily to proceeds from the issuance of convertible notes payable. From our inception on June 5, 2006 to October 31, 2013, we received $4,281,716 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock and proceeds from notes payable and convertible notes payable.

For the next 12 months (beginning October 2013), we estimate our planned expenses to be approximately $1,400,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,400,000

Based on our planned expenditures, we require additional funds of approximately $1,400,000 to proceed with our business plan over the next 12 months (beginning October 2013). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,400,000 over the next 12 months (beginning October 2013) to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three and twelve months ended October 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2013 and 2012, our company had no items that represent comprehensive income or loss.

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY

Financial Statements

Years Ended October 31, 2013 and 2012

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On4 Communications Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of On4 Communications Inc. (A Development Stage Company) (the “Company”) as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 5, 2006 (date of inception) to October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from June 5, 2006 (date of inception) to October 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP
Vancouver, Canada
March 17, 2014

ON4 COMMUNICATIONS, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	October 31,
	2013	2012
	$	$

ASSETS

Current Assets

Cash	–	370
Loan receivable (Note 3)	121,090	78,202

Total Current Assets	121,090	78,572

Deferred financing costs	778	3,877

Total Assets	121,868	82,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	1,022	–
Accounts payable and accrued liabilities (Note 5)	1,378,983	1,214,181
Due to related parties (Note 4)	4,858	2,329
Notes payable (Note 6)	390,320	431,370
Convertible notes payable, net of unamortized discount of $38,099 and $44,385, respectively (Note 7)	80,933	65,615
Derivative liabilities (Note 8)	121,632	103,747

Total Liabilities	1,977,748	1,817,242

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Subsequent Event (Note 15)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 1,465,566 shares issued and outstanding (2012 – 268,755)	147	27

Additional paid-in capital	13,381,883	12,591,927

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(15,307,910)	(14,396,747)

Total Stockholders’ Deficit	(1,855,880)	(1,734,793)

Total Liabilities and Stockholders’ Deficit	121,868	82,449

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended	Year Ended	Accumulated From June 5, 2006 (Date of Inception)
	October 31,	October 31,	to October 31,
	2013	2012	2013
	$	$	$
Revenue	–	–	–

Operating Expenses

Advertising and marketing	62,000	–	244,182
Amortization of intangible assets	–	–	18,138
Amortization of property and equipment	–	241	32,677
Consulting fees	5,232	52,440	2,173,938
Foreign exchange loss (gain)	(4,840)	295	249,962
General and administrative	13,661	23,676	1,127,665
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	885	2,220,609
Management fees (Note 4)	19,638	44,175	1,226,409
Payroll	–	–	29,516
Professional fees	70,195	68,819	817,158
Research and development	–	–	318,360

Total Operating Expenses	165,886	190,531	11,732,723

Operating Loss	(165,886)	(190,531)	(11,732,723)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 7)	(263,786)	(163,115)	(501,901)
Amortization of deferred financing costs	(9,599)	(10,123)	(19,722)
Gain on settlement of debt	–	–	807,352
Interest and other income	–	–	181,682
Interest expense	(173,399)	(145,176)	(942,213)
Loss on change in fair value of derivative liabilities (Note 8)	(298,493)	(398,456)	(696,949)
Write-off of note receivable	–	–	(1,114,182)

Total Other Income (Expense)	(745,277)	(716,870)	(2,285,933)

Loss from Continuing Operations	(911,163)	(907,401)	(14,018,656)

Discontinued Operations

Loss from discontinued operations	–	–	(1,282,616)
Gain on disposal of discontinued operations	–	–	76,834

Loss from Discontinued Operations	–	–	(1,205,782)

Net Loss	(911,163)	(907,401)	(15,224,438)

Net Loss Per Share – Basic and Diluted	(1.27)	(5.64)

Weighted Average Shares Outstanding	717,000	161,000

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the Period from June 5, 2006 (Date of Inception) to October 31, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	#	$	$	$	$	$

Balance, June 5, 2006 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.0001 per share	–	–	22,222	2	998	(1,000)	–	–

Issuance of common stock for cash at $0.07 per share	–	–	22,222	1,556	698,444	(25,000)	–	675,000

Net loss for the period			–	–	–	–	(282,206)	(282,206)

Balance, October 31, 2006	–	–	44,444	1,558	699,442	(26,000)	(282,206)	392,794

Issuance of 4,444 Series A Preferred Shares at $0.50 per share	4,444	2,222	–	–	997,778	–	–	1,000,000

Stock subscriptions received	–	–	–	–	–	25,120	–	25,120

Issuance of common stock at $0.50 per share	–	–	1,111	555	249,445	–	–	250,000

Issuance of common stock to subsidiary	–	–	1	–	–	–	–	–

Fair value of share purchase warrants issued	–	–	–	–	497,980	–	–	497,980

Fair value of stock options granted	–	–	–	–	108,710	–	–	108,710

Cumulative preferred dividends	–	–	–	–	–	–	(48,472)	(48,472)

Net loss for the year			–	–	–	–	(2,183,150)	(2,183,150)

Balance, October 31, 2007	4,444	2,222	45,556	2,113	2,553,355	(880)	(2,513,828)	42,982

Issuance of common stock at $0.50 per share	–	–	6,713	3,369	1,512,631	–	–	1,516,000

Stock subscriptions received	–	–	–	–	–	880	–	880

Share issuance costs	–	–	–	(173)	(77,842)	–	–	(78,015)

Fair value of share purchase warrants issued	–	–	–	–	29,350	–	–	29,350

Fair value of stock options granted	–	–	–	–	102,960	–	–	102,960

Cumulative preferred dividends	–	–	–	–	–	–	(35,000)	(35,000)

Net loss for the year	–	–	–	–	–	–	(3,115,418)	(3,115,418)

Balance, October 31, 2008	4,444	2,222	52,269	5,309	4,120,454	–	(5,664,246)	(1,536,261)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) Continued

For the Period from June 5, 2006 (Date of Inception) to October 31, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$

Balance, October 31, 2008	4,444	2,222	52,269	5,309	4,120,454	–	(5,664,246)	(1,536,261)

Issuance of common stock for services at $0.50 per share	–	–	222	111	49,889	–	–	50,000

Stock-based compensation	–	–	–	–	94,539	–	–	94,539

Common shares issued upon conversion of preferred stock	(4,444)	(2,222)	8,889	2,222	–	–	–	–

Common shares issued upon conversion of preferred dividend payable	–	–	742	185	83,287	–	–	83,472

Balance, May 1, 2009 before recapitalization	–	–	62,122	7,827	4,348,169	–	(5,664,246)	(1,308,250)

May 1, 2009 Recapitalization Transactions

Shares acquired by legal parent	–	–	(62,122)	–	–	–	–	–

Shares of Sound Revolution Inc.	–	–	151,685	–	–	–	–	–

Shares issued to shareholders of On4 Communications Inc.	–	–	62,122	5	2,661,684	–	–	2,661,689

To record par value adjustment	–	–	–	(7,812)	7,812	–	–	–

Stock subscriptions received	–	–	1,470	1	132,281	–	–	132,282

Share issuance costs	–	–	–	–	(8,000)	–	–	(8,000)

Issuance of common stock for acquisition	–	–	6,667	1	2,129,999	–	–	2,130,000

Common stock issuable for services	–	–	–	–	–	70,000	–	70,000

Net loss for the year	–	–	–	–	–	–	(5,420,719)	(5,420,719)

Balance, October 31, 2009	–	–	221,944	22	9,271,945	70,000	(11,084,965)	(1,742,998)

Beneficial conversion feature	–	–	–	–	75,000	–	–	75,000

Shares issued upon conversion of notes	–	–	7,557	1	170,023	–	–	170,024

Shares issued upon settlement of related party debt	–	–	33,224	3	1,645,159	–	–	1,645,162

Cancellation of shares	–	–	(120,497)	(12)	12	–	–	–

Shares issued for services	–	–	5,778	1	407,999	–	–	408,000

Fair value of stock options granted	–	–	–	–	307,133	–	–	307,133

Net loss for the year	–	–	–	–	–	–	(2,408,836)	(2,408,836)

Balance, October 31, 2010	–	–	148,006	15	11,877,271	70,000	(13,493,801)	(1,546,515)

Stock-based compensation	–	–	–	–	(3,691)	–	–	(3,691)

Net income for the year	–	–	–	–	–	–	4,455	4,455

Balance, October 31, 2011	–	–	148,006	15	11,873,580	70,000	(13,489,346)	(1,545,751)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) Continued

For the Period from June 5, 2006 (Date of Inception) to October 31, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$

Balance, October 31, 2011	–	–	148,006	15	11,873,580	70,000	(13,489,346)	(1,545,751)

Shares issued for services	–	–	3,333	1	48,749	–	–	48,750

Shares issued upon conversion of notes payable	–	–	117,416	11	167,389	–	–	167,400

Derivative liabilities relating to notes payable converted to shares	–	–	–	–	502,209	–	–	502,209

Net loss for the year	–	–	–	–	–	–	(907,401)	(907,401)

Balance, October 31, 2012	–	–	268,755	27	12,591,927	70,000	(14,396,747)	(1,734,793)

Shares issued upon conversion of notes payable	–	–	1,196,779	120	251,847	–	–	251,967

Derivative liabilities relating to notes payable converted to shares	–	–	–	–	538,109	–	–	538,109

Rounding for reverse stock split	–	–	32	–	–	–	–	–

Net loss for the year	–	–	–	–	–	–	(911,163)	(911,163)

Balance, October 31, 2013	–	–	1,465,566	147	13,381,883	70,000	(15,307,910)	(1,855,880)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended October 31, 2013 $	Year Ended October 31, 2012 $	Accumulated From June 5, 2006 (Date of inception) to October 31, 2013 $

Operating Activities
Net loss from continuing operations	(911,163)	(907,401)	(14,018,656)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	263,786	163,115	501,901
Amortization of property and equipment	–	241	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	9,599	10,123	19,722
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	885	2,220,609
Issuance of notes payable for services and penalties	62,000	–	152,402
Issuance of shares for services	–	–	576,750
Loss on change in fair value of derivative liabilities	298,493	48,750	696,949
Stock-based compensation	–	398,456	1,136,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Accounts payable and accrued liabilities	171,302	132,512	1,560,721
Due to related parties	2,529	33,529	637,398

Net Cash Used In Operating Activities	(103,454)	(119,790)	(2,899,578)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	(42,888)	(78,202)	(121,090)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	(42,888)	(78,202)	(1,434,289)

Financing Activities
Bank indebtedness	1,022	–	1,022
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	152,500	212,500	1,092,022
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	(6,500)	(14,000)	(20,500)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	147,022	198,500	4,281,716

Effects of Exchange Rate Changes on Cash	(1,050)	(138)	53,674

Discontinued Operations:

Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687

Net Cash Used in Discontinued Operations	–	–	(1,523)

Increase (Decrease) in Cash	(370)	370	–

Cash - Beginning of Period	370	–	–

Cash - End of Period	–	370	–

Supplemental Disclosures (Note 12)

(The accompanying notes are an integral part of these financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Sound Revolution Inc. (the "Company"), was incorporated on June 4, 2001 under the laws of the State of Delaware and on October 2, 2009 changed its name to On4 Communications, Inc. On May 1, 2009, the Company merged with On4 Communications, Inc. (“On4”), an Arizona corporation incorporated on June 5, 2006. Pursuant to the terms of the merger agreement, the Company acquired all assets and liabilities of On4 by issuing new shares to all former shareholders of On4 on a 1-to-1 basis. The Company issued 62,122 common shares to the former shareholders of On4 and the merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of On4 controlling 68% of the issued and outstanding common shares of the Company after the closing of the transaction. Accordingly, On4 was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of On4 and include the results of operations of On4 since incorporation on June 5, 2006, and the results of operations of the Company since the date of acquisition on May 1, 2009. Refer to Note 13(b) for details of the share exchange agreement with NetCents Systems Ltd. (“NetCents”). On May 3, 2012, the Company’s shareholders approved a name change to NetCents Systems International Ltd., however, this has not been declared effective as of the date of issuance of these financial statements.

On4 is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others.. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at October 31, 2013, the Company has not generated any revenues since inception, has a working capital deficiency of $1,856,658, and has an accumulated deficit of $15,307,910 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

1.	Summary of Significant Accounting Principles (continued)

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

Property and Equipment

Property and equipment consists of office equipment, is stated at cost and is amortized using the straight-line method over the estimated lives of the related assets of five years.

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

Reclassification

Certain financial statement items have been reclassified from the prior year in order to conform to presentation standards for the current year.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

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

Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2013 and 2012, the Company had no items representing comprehensive income or loss.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended October 31, 2013 and 2012, there were no charges for interest or penalties.

Financial Instruments and Fair Value Measures

ASC 825, Financial Instruments, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at October 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, October 31, 2013 $

Bank indebtedness	1,022	–	–	1,022
Derivative liabilities	–	121,632	–	121,632

	1,022	121,632	–	122,654

The fair values of other financial instruments, which include loan receivable, accounts payable and accrued liabilities, accrued interest payable, amounts due to related parties, notes payable, and convertible notes payable approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

3.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 13(b). At October 31, 2013, the Company was owed $121,090 (2012 - $78,202) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing, and due on demand.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

4.	Related Party Transactions
(a)	As at October 31, 2013, the Company owed $2,085 (2012 - $2,329) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(b)	As at October 31, 2013, the Company owed $2,773 (2012 - $Nil) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the year ended October 31, 2013, the Company incurred $19,638 (2012- $44,175) of management fees to officers and directors of the Company.

5.	Accounts Payable and Accrued Liabilities
	2013 $	2012 $

Trade payables	956,100	884,489

Accrued interest expense	422,883	329,692

	1,378,983	1,214,181

6.	Notes Payable
	2013 $	2012 $

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	23,975	25,025

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	86,365

	390,320	431,370

7.	Convertible Notes Payable
(a)	On May 8, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 11, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the year ended October 31, 2013, the Company issued 50,826 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. During the year ended October 31, 2013, $32,500 (2012 - $nil) of accretion expense had been recorded upon the conversion of the note. The Company paid financing costs of $2,500 relating to the issuance of the note.
25

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

7.	Convertible Notes Payable (continued)
(b)	On August 7, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on May 9, 2013. Furthermore, the note is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 60 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $32,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $32,500. During the year ended October 31, 2013, the Company issued 93,472 shares of common stock for the conversion of $32,500 plus accrued interest of $1,300. During the year ended October 31, 2013, $32,500 (2012 - $nil) of accretion expense had been recorded upon the conversion of the note. The Company paid financing costs $2,500 relating to the issuance of the note.
(c)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $25,000. The proceeds were received on October 1, 2012. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $25,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $25,000. During the year ended October 31, 2013, the Company issued 79,245 shares of common stock for the conversion of $25,000 plus accrued interest of $1,538. During the year ended October 31, 2013, $24,675 (2012 - $325) of accretion expense had been recorded upon the conversion of the note. The Company paid financing costs of $1,500 relating to the issuance of the note.
(d)	On September 10, 2012, the Company entered into a convertible promissory note agreement for $60,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on September 10, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 55% of the average of the lowest closing bid prices for the common stock during the 5 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $60,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $60,000. During the year ended October 31, 2012, the Company issued 39,292 shares of common stock for the conversion of $40,000 of the note. During the year ended October 31, 2013, the Company issued 34,065 shares of common stock for the conversion of $20,000 of the note and $220 of interest. During the year ended October 31, 2013, $19,710 (2012 - $40,290) of accretion expense had been recorded.
(e)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $20,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $20,000. During the year ended October 31, 2013, the Company issued 113,276 shares of common stock for the conversion of $20,000 of the note and $580 of interest. During the year ended October 31, 2013, $20,000 (2012 - $nil) of accretion expense had been recorded.
26

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

7.	Convertible Notes Payable (continued)
(f)	On November 13, 2012, the Company entered into a convertible promissory note agreement for $40,000. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 5% per annum, and is due on November 5, 2013. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $40,000. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $40,000. During the year ended October 31, 2013, the Company issued 106,428 shares of common stock for the conversion of $40,000 of the note and $320 of interest. During the year ended October 31, 2013, $40,000 (2012 - $nil) of accretion expense had been recorded.
(g)	On December 3, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on September 5, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $48,750. Pursuant to ASC 815, “Derivatives and Hedging,” the Company recognized the fair value of the embedded conversion feature as a derivative liability when the note became convertible on June 1, 2013. The fair value of the derivative liability resulted in a full discount to the note payable of $48,750. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $48,750. During the year ended October 31, 2013, the Company issued 342,068 shares of common stock for the conversion of $48,750 of the note and $1,241 of accrued interest. During the year ended October 31, 2013, $48,750 (2012 - $nil) of accretion expense had been recorded. The Company paid financing costs $2,500 relating to the issuance of the note.
(h)	On February 1, 2013, the Company entered into a Convertible Promissory Note agreement for $62,000 of marketing services. Pursuant to the agreement, the promissory note is convertible at any time after issuance into shares of common stock at a price of $1.0363 per share. The promissory note is unsecured, bears interest at 1% per year, and the principal amount and any interest thereon are due on January 30, 2014.
(i)	On February 10, 2013, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. During the year ended October 31, 2013, the Company issued 244,437 shares of common stock for the conversion of $26,000 of the note. During the year ended October 31, 2013, $26,914 (2012 - $nil) of accretion expense had been recorded and the carrying value of the note is $914. The Company paid financing costs of $1,500 relating to the issuance of the note.
27

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

7.	Convertible Notes Payable (continued)
(j)	On February 20, 2013, the Company entered into a Convertible Promissory Note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $56,250. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $56,250. During the year ended October 31, 2013, the Company issued 132,962 shares of common stock for the conversion of $718 of the note. During the year ended October 31, 2013, $18,737 (2012 - $nil) of accretion expense had been recorded and the carrying value of the note is $18,019. The Company paid financing costs $2,500 relating to the issuance of the note.

8.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 7, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the May 8, 2012, August 7, 2012, September 10, 2012, November 13, 2012, December 3, 2012, February 10, 2013, February 20, 2013, convertible notes were $36,123, $86,121, $37,357, $69,684, $47,880, $57,147 and $91,023 on vesting, respectively. The fair values as at October 31, 2013 and 2012 are as follows:

	2013 $	2012 $

$25,000 convertible debenture issued September 10, 2012	–	66,759
$60,000 convertible debenture issued September 10, 2012	–	36,988
$27,500 convertible debenture issued February 10, 2013	2,777	–
$37,500 convertible debenture issued February 20, 2013	118,855	–

	121,632	103,747

During the year ended October 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $298,493 (2012 – $398,456). The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 8, 2012 convertible note

As at November 4, 2012 (date of vesting)	326%	0.09%	0%	0.27
As at October 31, 2013	–	–	–	–

September 10, 2012 convertible note

As at October 1, 2012 (date of vesting)	300%	1.13%	0%	0.94
As at October 31, 2013	–	–	–	–

November 13, 2012 convertible notes

As at November 13, 2012 (date of vesting)	313%	0.18%	0%	0.98
As at October 31, 2013	–	–	–	–

August 7, 2012 convertible note

As at February 3, 2013 (date of vesting)	420%	0.60%	0%	0.26
As at October 31, 2013	–	–	–	–

December 3, 2012 convertible note

As at June 1, 2013 (date of vesting)	239%	0.04%	0%	0.26
As at October 31, 2013	–	–	–	–

February 10, 2013 convertible note

As at February 10, 2013 (date of vesting)	307%	0.17%	0%	1.00
As at October 31, 2013	596%	0.08%	0%	0.29

February 20, 2013 convertible note

As at August 19, 2013 (date of vesting)	301%	0.04%	0%	0.25
As at October 31, 2013	415%	0.04%	0%	0.05

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

9.	Common Stock
(a)	On February 29, 2012, the Company issued 3,333 common shares with a fair value of $48,750 for consulting services.
(b)	Effective April 20, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares with a par value of $0.0001 per share. Effective November 30, 2012, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 600,000,000 shares with a par value of $0.0001 per share, and the authorized number of preferred stock from 10,000,000 to 30,000,000 shares with no par value.
(c)	During the year ended October 31, 2012, the Company issued an aggregate of 117,416 common shares upon the conversion of $167,400 of convertible notes payable and accrued interest.
(d)	On October 15, 2013, the Company approved a 450-to-1 reverse stock split of its issued and outstanding shares. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
(e)	During the year ended October 31, 2013, the Company issued an aggregate of 1,196,779 common shares upon the conversion of $251,967 of convertible notes payable and accrued interest.

(f)	During the year ended October 31, 2013, the Company recorded $538,109 (2012- $502,209) of additional paid-in-capital relating to the conversion of convertible notes to common shares.

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, October 31, 2011	3,236	225.00

Expired	(2,889)	225.00

Balance, October 31, 2012	347	225.00

Expired	(347)	225.00

Balance, October 31, 2013	–	–

11.	Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, October 31, 2011, 2012 and 2013	5,833	135.00	1.96	–

The Company’s had no unvested stock options at October 31, 2013 and 2012.

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

Additional information regarding stock options as of October 31, 2013 is as follows:

Number of Options	Exercise Price $	Expiry Date

4,444	67.50	March 3, 2015
611	225.00	July 23, 2017
778	450.00	December 18, 2017

5,833

12. Supplemental Disclosures

	Year Ended October 31, 2013 $	Year Ended October 31, 2012 $	Accumulated From June 5, 2006 (Date of Inception) to October 31, 2013 $

Non-cash investing and financing activities:
Shares issued for settlement of notes payable and accrued interest	251,967	167,400	419,367
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

13.	Commitments
(a)	On February 23, 2010, the Company entered into a trademark license agreement (the “Agreement”). Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico. The Agreement expires on February 1, 2015.

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

(b)	On December 15, 2011, the Company entered into a share exchange agreement (the “Agreement”) with NetCents. Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all. As of the date of issuance of these financial statements, the agreement had yet to be completed.
(c)	On May 10, 2013, the Company entered into debt settlement agreements with certain creditors for amounts owed by the Company. Under the terms of the settlement, the Company agreed to settle $60,614 of accounts payable and accrued liabilities for cash payment of $12,122, and $215,299 of accounts payable and accrued liabilities in exchange for the issuance of 1,595 units. Each unit will be comprised of one common share of the Company and one share purchase warrant, which is exercisable into common shares of the Company at $135.00 per share for a period of two years from the effective date. The effective date of these debt settlement agreements will occur upon the closing of the Agreement, as noted in Note 13(b). As of the date of filing, the Agreement has not been completed, and the terms of the settlements have not yet been satisfied.

14. Income Taxes

The Company has $7,914,699 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the years ended October 31, 2013 and 2012, respectively, as a result of the following:

	2013 $	2012 $

Net loss before taxes	(911,163)	(907,401)
Statutory rate	34%	34%

Expected tax recovery	309,795	308,516
Permanent differences and other	(191,174)	(191,317)
Change in valuation allowance	(118,621)	(117,199)

Income tax provision	–	–

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2013

(Expressed in US dollars)

14. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at October 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Net operating losses carried forward	2,690,998	2,572,377
Valuation allowance	(2,690,998)	(2,572,377)

Net deferred tax asset	–	–

Deferred tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Net Operating	Expiry Date
	Loss
Period Incurred	$

2006	282,206	2026
2007	2,168,732	2027
2008	1,987,017	2028
2009	1,026,834	2029
2010	1,524,551	2030
2011	231,771	2031
2012	344,704	2032
2013	348,884	2033

	7,914,699

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

15.	Subsequent Event
(a)	Subsequent to October 31, 2013, the Company issued 681,162 common shares upon the conversion of $3,468 of convertible notes payable.

END NOTES TO FINANCIALS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of October 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	We did not maintain appropriate financial reporting controls – As of October 31, 2013, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at October 31, 2013, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2013, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors, or until his death, resignation or removal.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Clayton Moore	President, Chief Executive Officer and Director	37	November 4, 2011
Steven Allmen	Director	54	November 4, 2011
Ryan Madson	Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	40	November 4, 2011

Identification of Certain Significant Employees

As of October 31, 2013, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out. The biographies of our directors and officers are as follows:

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

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended October 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended October 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended October 31, 2013, our executive officers and directors have not complied with all Section 16(a) filing requirements. As of the date of this report, our executive officers and directors are working to complete the required filings to comply with Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers during the years ended October 31, 2013 and 2012.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2013 and 2012; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2012.

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clayton Moore(1) President, Chief Executive Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	11,582 Nil	11,582 Nil
Tom Locke(2) Former Chief Financial Officer, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,028 44,175	4,028 44,175
Ryan Madson(3) Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,028 Nil	4,028 Nil
Gord Jessop(4) former President, Chief Operating Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Cameron Robb(5) former Chief Executive Officer, Chief Financial Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Moore was appointed on November 4, 2011.
(2)	Mr. Locke served as chief financial officer, secretary, treasurer and as a director from November 4, 2011 until his resignation on June 23, 2012.
(3)	Mr. Madson has served as chief operating officer from November 4, 2011 and as chief marketing officer, secretary, treasurer and as a director since June 23, 2012.
(4)	Mr. Jessop resigned as president, chief operating officer and as a director on November 4, 2011.
(5)	Mr. Robb resigned as chief executive officer, chief financial officer and as a director on November 4, 2011.

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

Stock Option Plan

On September 18, 2006, our directors approved the adoption of our 2006 Non-Qualified Stock Option Plan (amended on October 10, 2006) which permits our company to grant up to 1,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. Other than the aforementioned 2006 Non-Qualified Option Plan, we do not have any other equity compensation plans or arrangements.

2013 Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at October 31, 2013.

Option Exercises

During our fiscal year ended October 31, 2013, there were no options exercised by our named officers.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Report by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 13, 2014, there were 2,146,728 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Clayton Moore (2) President, Chief Executive Officer, Director 1188 West Pender Street Vancouver, British Columbia Canada	Common	Nil	Nil
Steven Allmen (3) Director 14 Bernice Avenue Toronto, Ontario Canada	Common	Nil	Nil
Ryan Madson (4) Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director 6654 Jenkins Road Nanaimo, British Columbia Canada	Common	Nil	Nil
Directors and Officers as a group	Common	Nil	Nil
5% or More Beneficial Owners	Common	Nil	Nil

(1)	Based on 2,146,728 shares of common stock issued and outstanding as of March 13, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Mr. Moore was has served as President, CEO and Director of the Company since November 4, 2011.
(3)	Mr. Allmen has served as Director of the Company since November 4, 2011.
(4)	Mr. Madson has served as chief operating officer from November 4, 2011 and as chief marketing officer, secretary, treasurer and as a director since June 23, 2012.

Changes in Control

On December 15, 2011, we entered into a share exchange agreement with NetCents and the selling shareholders of NetCents. Pursuant to the terms of the share exchange agreement, our company and NetCents agreed to engage in a share exchange which, if completed, would result in NetCents becoming a wholly owned subsidiary of our company. The share exchange has not been completed as of the date of this Annual Report and is subject to completion of due diligence by the parties.

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

ITEM 13.	CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, neither Clayton Moore nor Ryan Madson are independent directors, as defined in NASDAQ Marketplace Rule 4200(a)(15), because they are also executive officers of the Company. Steven Allmen is an independent director of the Company as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Related Party Transactions

As at October 31, 2013, the Company owed $2,085 (2012 - $2,329) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at October 31, 2013, the Company owed $2,773 (2012 - $Nil) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended October 31, 2013	Year Ended October 31, 2012
Audit fees	$17,500	17,500
Audit-Related fees	$0	0
Tax fees	$0	0
All other fees	$0	0
Total	$17,500	17,500

Audit Fees

During the fiscal year ended October 31, 2013, we incurred approximately $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended October 31, 2013.

During the fiscal year ended October 31, 2012, we incurred approximately $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended October 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended October 31, 2013 and October 31, 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended October 31, 2013 and October 31, 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended October 31, 2013 and October 31, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)
3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)
3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)
3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)
3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)
3.6	Certificate of Amendment dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
(10)	Material Contracts
10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)
10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)
10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.4	Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)
10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)
10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)
10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

.SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2014	ON4 COMMUNICATIONS, INC.

/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2014	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Dated: March 17, 2014	/s/ Ryan Madson
Ryan Madson
Chief Operating Officer, Chief Marketing Officer,
Secretary, Treasurer and Director

Dated: March 17, 2014	/s/ Steven Allmen
Steven Allmen
Director