Form 10-Q
period 2014-01-31
ON4 COMMUNICATIONS INC.
filed 2014-03-24
CIK 1300867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-34297

ON4 COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	Suite 1704 — 1188 West Pender Street Vancouver, BC, Canada V6E0A2	98-0540536
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

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

☐   Yes    ☑   No

As of March 24, 2014, there were 2,146,728 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

ON4 COMMUNICATIONS, INC.

QUARTERLY REPORT

PERIOD ENDED JANUARY 31

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

1

 PART I - FINANCIAL INFORMATION

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the transition period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith along with the Form 10–K Annual Report with the U.S. Securities and Exchange Commission (SEC) on March 18, 2014, and can be found on the SEC website at www.sec.gov.

2

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US Dollars)

	January 31,	October 31,
	2014	2013
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	–	–
Loan receivable (Note 3)	116,669	121,090

Total Current Assets	116,669	121,090

Deferred financing costs	125	778

Total Assets	116,794	121,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	926	1,022
Accounts payable and accrued liabilities (Note 5)	1,437,456	1,378,983
Due to related parties (Note 4)	4,548	4,858
Notes payable (Note 6)	388,790	390,320
Convertible notes payable, net of unamortized discount of $102 and $38,099, respectively (Note 7)	115,832	80,933
Derivative liabilities (Note 8)	250,161	121,632

Total Liabilities	2,197,713	1,977,748

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 2,146,728 and 1,465,566 shares issued and outstanding, respectively	215	147

Additional paid-in capital	13,400,481	13,381,883

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(15,551,615)	(15,307,910)

Total Stockholders’ Deficit	(2,080,919)	(1,855,880)

Total Liabilities and Stockholders’ Deficit	116,794	121,868

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	January 31,	January 31,	to January 31,
	2014	2013	2014
	$	$	$

Revenue	–	–	–
Operating Expenses

Advertising and marketing	–	–	244,182
Amortization of intangible assets	–	–	18,138
Amortization of property and equipment	–	–	32,677
Consulting fees	–	5,232	2,173,938
Foreign exchange loss (gain)	(10,429)	1,241	239,533
General and administrative	352	2,991	1,128,017
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	–	2,220,609
Management fees (Note 4)	–	15,610	1,226,409
Payroll	–	–	29,516
Professional fees	25,524	22,681	842,682
Research and development	–	–	318,360

Total Operating Expenses	15,447	47,755	11,748,170

Operating Loss	(15,447)	(47,755)	(11,748,170)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 7)	(37,997)	(80,124)	(539,898)
Amortization of deferred financing costs	(653)	(2,722)	(20,375)
Gain on settlement of debt	–	–	807,352
Interest and other income	–	–	181,682
Interest expense	(45,511)	(44,355)	(987,724)
Loss on change in fair value of derivative liabilities (Note 8)	(144,097)	(139,411)	(841,046)
Write-off of note receivable	–	–	(1,114,182)

Total Other Income (Expense)	(228,258)	(266,612)	(2,514,191)

Loss from Continuing Operations	(243,705)	(314,367)	(14,262,361)

Discontinued Operations

Loss from discontinued operations	–	–	(1,282,616)
Gain on disposal of discontinued operations	–	–	76,834

Loss from Discontinued Operations	–	–	(1,205,782)

Net Loss	(243,705)	(314,367)	(15,468,143)

Net Loss Per Share – Basic and Diluted	(0.13)	(0.89)

Weighted Average Shares Outstanding	1,895,000	355,000

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended January 31, 2014 $	Three Months Ended January 31, 2013 $	Accumulated From June 5, 2006 (Date of Inception) to January 31, 2014 $

Operating Activities

Net loss from continuing operations	(243,705)	(314,367)	(14,262,361)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	37,997	80,124	539,898
Amortization of property and equipment	–	–	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	653	2,722	20,375
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	–	2,220,609
Issuance of notes payable for services and penalties	–	–	152,402
Issuance of shares for services	–	–	576,750
Loss on change in fair value of derivative liabilities	144,097	139,411	841,046
Stock-based compensation	–	–	1,136,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Accounts payable and accrued liabilities	58,473	58,295	1,619,194
Due to related parties	(1,840)	(1,210)	635,558

Net Cash Used In Operating Activities	(4,325)	(35,025)	(2,903,903)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	4,421	(15,491)	(116,669)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	4,421	(15,491)	(1,429,868)

Financing Activities
Bank indebtedness	(96)	103	926
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	–	52,500	1,092,022
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	–	(2,500)	(20,500)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	(96)	50,103	4,281,620

Effects of Exchange Rate Changes on Cash	–	43	53,674

Discontinued Operations:

Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687

Net Cash Used in Discontinued Operations	–	–	(1,523)

Change in Cash	–	(370)	–

Cash - Beginning of Period	–	370	–

Cash - End of Period	–	–	–

Supplemental Disclosures (Note 11)

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2014

(Expressed in US dollars)

(Unaudited)

1.	Basis of Presentation

These interim unaudited financial statements of On4 Communications, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2013, included in the Company’s Annual Report on Form 10-K filed on March 18, 2014 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2014, and the results of its operations and cash flows for the three months ended January 31, 2014. The results of operations for the three months ended January 31, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at January 31, 2014, the Company has not generated any revenues since inception, has a working capital deficiency of $2,081,044 and has an accumulated deficit of $15,551,615 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will need additional working capital to continue or to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles (continued)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2014 and 2013, the Company had no items that represent comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 12(b). At January 31, 2014, the Company was owed $116,669 (October 31, 2013 - $121,090) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing, and due on demand.

4.	Related Party Transactions
(a)	As at January 31, 2014, the Company owed $1,953 (October 31, 2013 - $2,085) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(b)	As at January 31, 2014, the Company owed $2,595 (October 31, 2013 - $2,773) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.
(c)	During the three months ended January 31, 2014, the Company incurred $nil (2013 - $15,610) of management fees to officers and directors of the Company.
5.	Accounts Payable and Accrued Liabilities
	January 31, 2014 $ (unaudited)	October 31, 2013 $

Trade payables	992,647	956,100
Accrued interest expense	444,809	422,883

	1,437,456	1,378,983

6.	Notes Payable
	January 31, 2014 $ (unaudited)	October 31, 2013 $

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	22,445	23,975

Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980

Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	46,365

	388,790	390,320

7.	Convertible Notes Payable
(a)	On February 1, 2013, the Company entered into a Convertible Promissory Note agreement for $62,000 of marketing services. Pursuant to the agreement, the promissory note is convertible at any time after issuance into shares of common stock at a price of $1.0363 per share. The promissory note is unsecured, bears interest at 1% per year, and the principal amount and any interest thereon are due on January 30, 2014.
(b)	On February 10, 2013, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. During the year ended October 31, 2013, the Company issued 244,437 shares of common stock for the conversion of $26,000 of the note. During the three months ended January 31, 2014, $484 (2013 - $nil) of accretion expense had been recorded and the carrying value of the note is $1,398. The Company paid financing costs of $1,500 relating to the issuance of the note.
(c)	On February 20, 2013, the Company entered into a Convertible Promissory Note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013. Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $56,250. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $56,250. During the year ended October 31, 2013, the Company issued 132,962 shares of common stock for the conversion of $718 of the note. During the three months ended January 31, 2014, the Company issued 681,162 shares of common stock for the conversion of $3,098 of the note. During the three months ended January 31, 2014, $37,513 (2013 - $nil) of accretion expense had been recorded and the carrying value of the note is $52,434. The Company paid financing costs $2,500 relating to the issuance of the note.

8.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 7, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the February 10, 2013 and February 20, 2013 convertible notes were $57,147 and $91,023, respectively, on vesting. The fair values as at January 31, 2014 and October 31, 2013 are as follows:

	January 31, 2014 $ (unaudited)	October 31, 2013 $

$27,500 convertible debenture issued February 10, 2013	1,769	2,777
$37,500 convertible debenture issued February 20, 2013	248,392	118,855

	250,161	121,632

During the three months ended January 31, 2014, the Company recorded a loss on the change in fair value of the derivative liabilities of $144,097 (2013 – $139,411). The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

February 10, 2013 convertible note

As at February 10, 2013 (date of vesting)	307%	0.17%	0%	1.00
As at January 31, 2014	479%	0.03%	0%	0.04

February 20, 2013 convertible note

As at August 19, 2013 (date of vesting)	301%	0.04%	0%	0.25
As at January 31, 2014	473%	0.10%	0%	0.75

9.	Common Stock
(a)	During the three months ended January 31, 2014, the Company issued an aggregate of 681,162 common shares upon the conversion of $3,098 of convertible notes payable as described in Note 7.

10.	Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, October 31, 2012, 2013 and January 31, 2014	5,833	135.00	1.71	–

The Company’s had no unvested stock options at January 31, 2014 or October 31, 2013.

10.	Stock Options (continued)

Additional information regarding stock options as of January 31, 2014 is as follows:

Number of Options	Exercise Price $	Expiry Date

4,444	67.50	March 3, 2015
611	225.00	July 23, 2017
778	450.00	December 18, 2017

5,833

11. Supplemental Disclosures

	Three Months Ended January 31, 2014 $	Three Months Ended January 31, 2013 $	Accumulated From June 5, 2006 (Date of Inception) to January 31, 2014 $
Non-cash investing and financing activities:
Shares issued for settlement of notes payable and accrued interest	3,098	78,493	422,465
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

12.	Commitments
(a)	On February 23, 2010, the Company entered into a trademark license agreement (the “Agreement”). Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company, including but not limited to GPS, E911, A-GPS, radio frequency, beacon technology. Other applications that are covered under the Trademark License Agreement also include offenders monitoring, elderly, medical, teens and children tracking, public safety officers, executives, cars, tracks, motorcycles, aircrafts, boats, personal watercrafts, ATV’s, equipment, cargo, tools, trailers, electronic equipment, retail goods, and consumer goods in transit. The licensed territory includes the United States, Canada and Mexico. The Agreement expires on February 1, 2015.

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

12.	Commitments (continued)
(b)	On December 15, 2011, the Company entered into a share exchange agreement (the “Agreement”) with NetCents. Pursuant to the terms of the Agreement, the Company will issue two shares of common stock for every one share of NetCents stock issued and outstanding on the date of closing. Upon completion of the transaction, NetCents would become a wholly owned subsidiary of the Company. The Agreement is subject to conditions precedent to closing and the risk that these conditions precedent will not be satisfied results in there being no assurance that the Agreement will be completed as contemplated, or at all. As of the date of issuance of these financial statements, the agreement had yet to be completed.
(c)	On May 10, 2013, the Company entered into debt settlement agreements with certain creditors for amounts owed by the Company. Under the terms of the settlement, the Company agreed to settle $60,614 of accounts payable and accrued liabilities for cash payment of $12,122, and $215,299 of accounts payable and accrued liabilities in exchange for the issuance of 1,595 units. Each unit will be comprised of one common share of the Company and one share purchase warrant, which is exercisable into common shares of the Company at $135.00 per share for a period of two years from the effective date. The effective date of these debt settlement agreements will occur upon the closing of the Agreement, as noted in Note 12(b). As of the date of filing, the Agreement has not been completed, and the terms of the settlements have not yet been satisfied.

13. Subsequent Events

On February 17, 2014, the Company authorized the issuance of 5,000,000 common shares to the President of the Company as compensation for services provided. As of the date of the issuance of these financial statements, the shares have not been issued.

END OF NOTES TO FINCANCIALS

F-10
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

Employees

As of January 31, 2014, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three Months Ended January 31, 2014 and January 31, 2013, and the Period from June 5, 2006 (Date of Inception) to January 31, 2014.

Our results of operations are presented below:

			Accumulated from
			June 5, 2006
	Three Months	Three Months	(Date of
	Ended	Ended	Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)
Revenue	Nil	Nil	Nil
Total Operating Expenses	15,447	47,755	11,748,170
Total Other Expenses	228,258	266,612	2,514,191
Net Loss from continuing operations	(243,705)	(314,367)	(14,262,361)

From our inception on June 5, 2006 to January 31, 2014, we did not generate any revenue.

Expenses

			Accumulated
			from
	Three Months	Three Months	June 5, 2006
	Ended	Ended	(Date of
	January 31,	January 31,	Inception) to
	2014	2013	January 31, 2014
	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)
Advertising and Marketing	Nil	Nil	244,182
Amortization of intangible assets	Nil	Nil	18,138
Amortization of property and equipment	Nil	Nil	32,677
Consulting fees	Nil	5,232	2,173,938
Foreign exchange (gain) loss	(10,429)	1,241	239,533
General and administrative	352	2,991	1,128,017
Impairment of goodwill	Nil	Nil	3,274,109

Impairment of assets	Nil	Nil	2,220,609
Management fees	Nil	15,610	1,226,409
Payroll	Nil	Nil	29,516
Professional fees	25,524	22,681	842,682
Research and development	Nil	Nil	318,360

Our total expenses during the three months ended January 31, 2014 were $243,705 which consisted of $10,429 in foreign exchange gain, $352 in general and administrative expenses, $NIL in management fees, and $25,524 in professional fees. During this period we also incurred $37,997 in accretion of discounts on convertible notes payable, $953 in amortization of deferred financing costs, $45,511 in interest expenses and $144,097 in loss on change in fair value of derivative liabilities.

Our total expenses during the three months ended January 31, 2013 were $314,367 which consisted of $5,232 in consulting fees, $1,241 in foreign exchange loss, $2,991 in general and administrative expenses, $15,610 in management fees and $22,681 in professional fees. During this period we also incurred $80,124 in accretion of discounts on convertible notes payable, $2,722 in amortization of deferred financing costs, $44,355 in the form of interest expenses and $139,411 in loss on change in fair value of derivative liabilities.

Our total operating expenses from our inception on June 5, 2006 to January 31, 2014 were $11,748,170 which consisted of $244,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $239,533 in foreign exchange loss, $1,128,017 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of assets, $1,226,409 in management fees, $29,516 in payroll expenses, $842,682 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The decrease in our operating expenses during the three months ended January 31, 2014 compared to the same period in 2013 was primarily due to decreases in general and administrative expenses and management fees and during the most recent period.

During the three months ended January 31, 2014 we incurred a $15,447 operating loss, and a net loss of $243,705. During the same period in fiscal 2013 we incurred an operating loss of $47,755 and a net loss of $314,367. We experienced a net loss per share of $0.13 during the three months ended January 31, 2014 and $0.89 during the same period ended 2013. From our inception on June 5, 2006 to January 31, 2014 we incurred a total of $11,748,170 in operating loss, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $15,468,143.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31,	October 31,
	2014	2013
	($)	($)
Current Assets	116,669	121,090
Current Liabilities	2,197,713	1,977,748
Working Capital/(Deficit)	(2,081,044)	(1,856,658)

Cash Flows

			Period from
	Three Months	Three Months	Inception
	Ended	Ended	(June 5, 2006)
	January 31,	January 31,	to January 31,
	2014	2013	2014
	($)	($)	($)
Net Cash used in Operating Activities	(4,325)	(35,025)	(2,903,903)
Net Cash used in Investing Activities	4,421	(15,491)	(1,429,868)
Net Cash provided by Financing Activities	(96)	50,103	4,281,620
Net Increase (Decrease) in Cash During Period		(370)	Nil

As of January 31, 2014, we had $Nil in cash, $116,669 in total current assets, $2,197,713 in total current liabilities and a working capital deficit of $2,081,044. As of October 31, 2013, we had working capital deficit of $1,856,658.

During the three months ended January 31, 2014, we spent $4,325 on operating activities, compared to spending of $35,025 on operating activities during the same period in fiscal 2013. The decrease in our expenditures on operating activities during the three months ended January 31, 2014 was largely due to the fact that we had limited cash flows from financing activities, which restricted the amount of operating expenditure that we incurred during the period. From our inception on June 5, 2006 to January 31, 2014 we spent $2,903,903 on operating activities.

During the three months ended January 31, 2014, we received $4,421 on investing activities, whereas we spent $15,491 on investing activities during the same period in fiscal 2013. From our inception on June 5, 2006 to January 31, 2014 we spent $1,429,868 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $11,669 and the acquisition of intangible assets of $182,687.

During the three months ended January 31, 2014 we spent $96 in financing activities related to our bank indebtedness. From our inception on June 5, 2006 to January 31, 2014, we received $4,281,620 from financing activities, primarily in the form of proceeds from the issuance of our common stock and preferred stock and proceeds from notes payable and convertible notes payable.

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

Going Concern

Our financial statements for the three months ended January 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the three months ended January 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2014 and 2013, our company had no items that represent comprehensive income or loss.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Quarterly Issuances

During the three months ended January 31, 2014 we issued an aggregate of 681,162 shares of our common stock related to the conversion of $3,098 of convertible notes payable, as discussed in Note 7 of the Notes to Financials contained herein. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

Subsequent Issuances:

On February 17, 2014, the Company authorized the issuance of 5,000,000 common shares to the President of the Company as compensation for services provided. As of the date of the issuance of these financial statements, the shares have not been issued.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.2	By-Laws (incorporated by reference to our Registration Statement filed on Form SB-2 on August 20, 2004)

3.3	Certificate of Amendment dated June 10, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008)

3.3	Certificate of Merger dated May 1, 2009 (incorporated by reference to our Current Report on Form 8- K filed on May 7, 2009)

3.4	Certificate of Amendment dated May 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)

3.5	Certificate of Amendment dated March 13, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2012)

3.6	Certificate of Amendment dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

(10)	Material Contracts

10.1	Merger Agreement between Sound Revolution Inc. and On4 Communications, Inc. dated March 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 16, 2009)

10.2	Merger Agreement Amendment between Sound Revolution Inc. and On4 Communications, Inc. dated March 26, 2009 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2009)

10.3	Asset Purchase Agreement between our company and On4 Communications, Inc. (Canada) dated April 29, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.4	Asset Purchase Agreement between our company, Charity Tunes Inc., Bacchus Filings Inc., Bacchus Entertainment Ltd. and Penny Green dated April 30, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 22, 2010)

10.5	Acquisition Agreement between our company and Empire Success, LLC dated March 16, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 17, 2011)

10.6	Letter of Intent between our company and NetCents Systems Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 9, 2011)

10.7	Share Exchange Agreement between our company and NetCents Systems Ltd., et al, dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
32.2*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer,

(99)	Additional Exhibits

99.1	Audit Committee Charter dated September 30, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2010)

101*	Interactive Data Files **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

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

On4 Communications, Inc.

Date: March 24, 2014	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)