Form 10-Q
period 2014-04-30
ON4 COMMUNICATIONS INC.
filed 2014-06-23
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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
☑ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes      ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of June 23, 2014, there were 16,653,287 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

ON4 COMMUNICATIONS, INC.
QUARTERLY REPORT
PERIOD ENDED APRIL 30, 2014

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	October 31,
	2014	2013
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	–	–
Loan receivable (Note 3)	117,639	121,090

Total Current Assets	117,639	121,090

Deferred financing costs	–	778

Total Assets	117,639	121,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	–	1,022
Accounts payable and accrued liabilities (Note 5)	1,484,645	1,378,983
Due to related parties (Note 4)	40,622	4,858
Notes payable (Note 6)	388,790	390,320
Convertible notes payable, net of unamortized discount of $nil and $38,099, respectively (Note 7)	167,740	80,933
Derivative liabilities (Note 8)	208,327	121,632
Total Liabilities	2,290,124	1,977,748

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders’ Deficit

Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 12,075,121 and 1,465,566 shares issued and outstanding, respectively	1,208	147

Additional paid-in capital	13,518,723	13,381,883

Common stock issuable	70,000	70,000

Deficit accumulated during the development stage	(15,762,416)	(15,307,910)

Total Stockholders’ Deficit	(2,172,485)	(1,855,880)

Total Liabilities and Stockholders’ Deficit	117,639	121,868

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Accumulated From June 5, 2006 (Date of Inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue	–	–	–	–	–
Operating Expenses

Advertising and marketing	55,000	62,000	55,000	62,000	299,182
Amortization of intangible assets	–	–	–	–	18,138
Amortization of property and equipment	–	–	–	–	32,677
Consulting fees	–	–	–	5,232	2,173,938
Foreign exchange loss (gain)	2,681	(1,259)	(7,748)	(18)	242,214
General and administrative	3,775	5,843	4,127	8,834	1,131,792
Impairment of goodwill	–	–	–	–	3,274,109
Impairment of assets	–	–	–	–	2,220,609
Management fees (Note 4)	139,000	–	139,000	15,610	1,365,409
Payroll	–	–	–	–	29,516
Professional fees	15,112	19,146	40,636	41,827	857,794
Research and development	–	–	–	–	318,360

Total Operating Expenses	215,568	85,730	231,015	133,485	11,963,738

Operating Loss	(215,568)	(85,730)	(231,015)	(133,485)	(11,963,738)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 6)	(102)	(72,913)	(38,099)	(153,037)	(540,000)
Amortization of deferred financing costs	(125)	(3,409)	(778)	(6,131)	(20,500)
Gain on settlement of debt	–	–	–	–	807,352
Interest and other income	–	–	–	–	181,682
Interest expense	(23,799)	(25,793)	(69,310)	(70,148)	(1,011,523)
Gain (loss) on change in fair value of derivative liabilities (Note 7)	28,793	(32,723)	(115,304)	(172,134)	(812,253)
Write-off of note receivable	–	–	–	–	(1,114,182)

Total Other Income (Expense)	4,767	(134,838)	(223,491)	(401,450)	(2,509,424)

Loss from Continuing Operations	(210,801)	(220,568)	(454,506)	(534,935)	(14,473,162)

Discontinued Operations

Loss from discontinued operations	–	–	–	–	(1,282,616)
Gain on disposal of discontinued operations	–	–	–	–	76,834

Loss from Discontinued Operations	–	–	–	–	(1,205,782)

Net Loss	(210,801)	(220,568)	(454,506)	(534,935)	(15,678,944)

Net Loss Per Share – Basic and Diluted	(0.04)	(0.43)	(0.14)	(1.20)

Weighted Average Shares Outstanding	4,686,000	507,933	3,272,000	445,482

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six Months Ended April 30, 2014 $	Six Months Ended April 30, 2013 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2014 $

Operating Activities

Net loss from continuing operations	(454,506)	(534,935)	(14,473,162)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	38,099	153,037	540,000
Amortization of property and equipment	–	–	32,677
Amortization of intangible assets	–	–	18,138
Amortization of deferred financing costs	778	6,131	20,500
Gain on settlement of debt	–	–	(807,352)
Impairment of goodwill	–	–	3,274,109
Impairment of assets	–	–	2,220,609
Issuance of notes payable for services and penalties	55,000	62,000	207,402
Issuance of shares for services	–	–	576,750
Loss on change in fair value of derivative liabilities	115,304	172,134	812,253
Stock-based compensation	103,000	–	1,239,981
Write-off of notes receivable	–	–	1,114,182

Changes in operating assets and liabilities:
Accounts receivable	–	–	(5,431)
Prepaid expenses and deposits	–	–	(10,678)
Accounts payable and accrued liabilities	105,662	104,320	1,666,383
Due to related parties	34,234	(1,535)	671,632

Net Cash Used In Operating Activities	(2,429)	(38,848)	(2,902,007)

Investing Activities
Acquisition of intangible assets	–	–	(182,687)
Cash acquired in reverse merger	–	–	1,523
Cash from disposition of subsidiary	–	–	15,709
Loan receivable	3,451	(54,137)	(117,639)
Acquisition of property and equipment	–	–	(33,562)
Advances for note receivable	–	–	(1,114,182)

Net Cash Used In Investing Activities	3,451	(54,137)	(1,430,838)

Financing Activities
Bank indebtedness	(1,022)	390	–
Proceeds from issuance of common stock	–	–	1,821,267
Proceeds from issuance of preferred stock	–	–	1,000,000
Proceeds from notes payable and convertible notes payable	–	98,935	1,092,022
Repayment of notes payable	–	–	(81,250)
Payment of deferred financing costs	–	(6,500)	(20,500)
Proceeds from related parties	–	–	561,935
Repayments to related parties	–	–	(84,780)
Share issuance costs	–	–	(8,000)

Net Cash Provided By Financing Activities	(1,022)	92,825	4,280,694

Effects of Exchange Rate Changes on Cash	–	(210)	53,674

Discontinued Operations:

Operating activities	–	–	(119,701)
Investing activities	–	–	(661,509)
Financing activities	–	–	779,687

Net Cash Used in Discontinued Operations	–	–	(1,523)

Change in Cash	–	(370)	–

Cash - Beginning of Period	–	370	–

Cash - End of Period	–	–	–
		–
Supplemental Disclosures (Note 11)

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2014
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2014, and the results of its operations and cash flows for the six months ended April 30, 2014. The results of operations for the six months ended April 30, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at April 30, 2014, the Company has not generated any revenues since inception, has a working capital deficiency of $2,172,485 and has an accumulated deficit of $15,762,416 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Principles

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2014 and 2013, the Company had no items that represent comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 12(b). At April 30, 2014, the Company was owed $117,639 (October 31, 2013 - $121,090) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing, and due on demand.

4.	Related Party Transactions

(a)	As at April 30, 2014, the Company owed $37,984 (October 31, 2013 - $2,085) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at April 30, 2014, the Company owed $2,638 (October 31, 2013 - $2,773) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)
During the six months ended April 30, 2014, the Company incurred $139,000 (2013 - $15,610) of management fees to officers and directors of the Company, including the issuance of 9,000,000 common shares with a fair value of $103,000 for management fees.  Refer to Note 9.

5.	Accounts Payable and Accrued Liabilities

	April 30, 2014 $ (unaudited)	October 31, 2013 $

Trade payables	1,017,636	956,100
Accrued interest expense	467,009	422,883
	1,484,645	1,378,983

6.	Notes Payable

	April 30, 2014 $ (unaudited)	October 31, 2013 $

Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	22,445	23,975

Scottsdale Investment Corporation, unsecured, due interest at 18% per annum, and due on demand.	319,980	319,980

Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	46,365	46,365

	388,790	390,320

7.	Convertible Notes Payable

(a)
On February 1, 2013, the Company entered into a convertible promissory note agreement for $62,000 of marketing services. Pursuant to the agreement, the promissory note is convertible at any time after issuance into shares of common stock. The promissory note is unsecured, bears interest at 1% per year, and the principal amount and any interest thereon are due on January 31, 2014.  On February 1, 2014, the conversion price was fixed at $0.01 per common share.  Refer to Note 13.

(b)
On February 10, 2013, the Company entered into a convertible promissory note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. During the year ended October 31, 2013, the Company issued 244,437 shares of common stock for the conversion of $26,000 of the note. During the six months ended April 30, 2014, $586 (2013 - $nil) of accretion expense had been recorded and the carrying value of the note is $1,500 (October 31, 2013 - $914).  The Company paid financing costs of $1,500 relating to the issuance of the note.

(c)
On February 20, 2013, the Company entered into a convertible promissory note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013.  Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $56,250. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $56,250. During the year ended October 31, 2013, the Company issued 132,962 shares of common stock for the conversion of $718 of the note. During the six months ended April 30, 2014, the Company issued 1,609,555 shares of common stock for the conversion of $6,292 of the note.  During the six months ended April 30, 2014, $37,513 (2013 - $nil) of accretion expense had been recorded and the carrying value of the note is $49,240 (October 31, 2013 - $18,019).  The Company paid financing costs $2,500 relating to the issuance of the note.   Refer to Note 13.

(d)
On March 1, 2014, the Company entered into a convertible promissory note agreement for $55,000 of marketing services. Pursuant to the agreement, the promissory note is convertible at any time after issuance into shares of common stock at a price of $0.013 per share. The promissory note is unsecured, bears interest at 1% per year, and the principal amount and any interest thereon are due on July 15, 2014.

8.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 7, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the February 10, 2013 and February 20, 2013 convertible notes were $57,147 and $91,023, respectively, on vesting. The fair values as at April 30, 2014 and October 31, 2013 are as follows:

	April 30, 2014 $ (unaudited)	October 31, 2013 $

$27,500 convertible debenture issued February 10, 2013	6,281	2,777
$37,500 convertible debenture issued February 20, 2013	202,046	118,855

	208,327	121,632

8.	Derivative Liabilities (continued)

During the six months ended April 30, 2014, the Company recorded a loss on the change in fair value of the derivative liabilities of $115,304 (April 30, 2013 – $172,134).  The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

February 10, 2013 convertible note

As at February 10, 2013 (date of vesting)	307%	0.17%	0%	1.00
As at April 30, 2014	545%	0.11%	0%	1.00

February 20, 2013 convertible note

As at August 19, 2013 (date of vesting)	301%	0.04%	0%	0.25
As at April 30, 2014	537%	0.11%	0%	1.00

9.	Common Stock

(a)	During the six months ended April 30, 2014, the Company issued an aggregate of 1,609,555 shares of common stock for the conversion of $6,292 of convertible notes payable as described in Note 7.

(b)	On March 26, 2014, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of $15,000 to the Chief Executive Officer of the Company.

(c)	On April 23, 2014, the Company issued 3,000,000 shares of the Company’s common stock with a fair value of $66,000 to the Chief Operating Officer of the Company.

(d)	On April 23, 2014, the Company issued 1,000,000 shares of the Company’s common stock with a fair value of $22,000 to a director of the Company

10.	Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, October 31, 2013 and April 30, 2014 (unaudited)	5,833	135.00	1.46	–

The Company’s had no unvested stock options at April 30, 2014 or October 31, 2013.

Additional information regarding stock options as of April 30, 2014 is as follows:

Number of Options	Exercise Price $	Expiry Date

4,444	67.50	March 3, 2015
611	225.00	July 23, 2017
778	450.00	December 18, 2017
5,833

11.	Supplemental Disclosures

	Six Months Ended April 30, 2014 $	Six Months Ended April 30, 2013 $	Accumulated From June 5, 2006 (Date of Inception) to April 30, 2014 $
Non-cash investing and financing activities:
Shares issued for settlement of notes payable and accrued interest	6,292	66,365	428,757
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

12.	Commitments

(a)
On February 23, 2010, the Company entered into a trademark license agreement (the “Agreement”). Pursuant to the Agreement, the Company was granted an exclusive license to use certain trademarks and trade names on the Company’s hardware, software and services that provide tracking and location monitoring for people, animals and property of any other nature, but excluding firearms and related accessories, as well as existing licensed products and services of the Company.  The licensed territory includes the United States, Canada and Mexico. The Agreement expires on February 1, 2015.

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

13.      Subsequent Events

(a)	On May 12, 2014, the Company issued 374,378 shares of common stock at $0.001 per share to settle $3,744 of the note payable to Gordon Jessop (Note 6).

(b)	Subsequent to April 30, 2014, the Company issued 3,603,788 common shares upon the conversion of $14,670 of convertible notes payable, as noted in Note 7(c).

(c)
On May 6, 2014, the Company issued 600,000 common shares upon the conversion of $2,400 of convertible notes payable, as noted in Note 7(a).  The conversion resulted in a loss on conversion of shares of $3,600.

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

Employees

As of April 30, 2014, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three and Six Months Ended April 30, 2014 and April 30, 2013, and the Period from June 5, 2006 (Date of Inception) to April 30, 2014.

Our results of operations are presented below:

					Accumulated from
					June 5, 2006
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	April 30,	Aril 30,	Aril 30,	Aril 30,	April 30,
	2014	2013	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil	Nil
Total Operating Expenses	215,568	85,730	231,015	133,485	11,963,738
Total Other Expenses (Income)	(4,767)	134,838	223,491	401,450	2,509,424
Net Loss from continuing operations	(210,801)	(220,568)	(454,506)	(534,935)	(14,473,162)

From our inception on June 5, 2006 to April 30, 2014, we did not generate any revenue.

Expenses

					Accumulated
					from
	Three Months	Three Months	Six Months	Six Months	June 5, 2006
	Ended	Ended	Ended	Ended	(Date of
	April 30,	April 30,	April 30,	April 30,	Inception) to
	2014	2013	2014	2013	April 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)	($)
Advertising and Marketing	55,000	62,000	55,000	62,000	299,182
Amortization of intangible assets	–	–	–	–	18,138
Amortization of property and equipment	–	–	–	–	32,677
Consulting fees	–	–	–	5,232	2,173,938
Foreign exchange (gain) loss	2,681	(1,259)	(7,748)	(18)	242,214
General and administrative	3,775	5,843	4,127	8,834	1,131,792
Impairment of goodwill	–	–	–	–	3,274,109
Impairment of assets	–	–	–	–	2,220,609
Management fees	139,000	–	139,000	15,610	1,365,409
Payroll	–	–	–	–	29,516
Professional fees	15,112	19,146	40,636	41,827	857,794
Research and development	–	–	–	–	318,360

Our total operating expenses during the three months ended April 30, 2014 were $215,568 which consisted of $55,000 in advertising and marketing, $2,681 in foreign exchange gain, $3,775 in general and administrative expenses, $139,000 in management fees, and $15,112 in professional fees. During this period we also incurred $102 in accretion of discounts on convertible notes payable, $125 in amortization of deferred financing costs, $23,799 in interest expenses, and offset by a $28,793 gain on change in fair value of derivative liabilities.

Our total operating expenses during the three months ended April 30, 2013 were $85,730 which consisted of $62,000 in advertising and marketing, $5,843 in general and administrative expenses, and $19,146 in professional fees offset by $1,259 in foreign exchange gain. During this period we also incurred $72,913 in accretion of discounts on convertible notes payable, $3,409 in amortization of deferred financing costs, $25,793 in the form of interest expenses and $32,723 in loss on change in fair value of derivative liabilities.

Our total operating expenses from our inception on June 5, 2006 to April 30, 2014 were $11,963,738 which consisted of $299,182 in advertising and marketing expenses, $18,138 in amortization of intangible assets, $32,677 in amortization of property and equipment, $2,173,938 in consulting fees, $242,214 in foreign exchange loss, $1,131,792 in general and administrative expenses, $3,274,109 in impairment of goodwill, $2,220,609 in impairment of assets, $1,365,409 in management fees, $29,516 in payroll expenses, $857,794 in professional fees and $318,360 in research and development expenses.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The increase in our operating expenses during the three months ended April 30, 2014 compared to the same period in 2013 was primarily due to increased management fees, which included the issuance of 9,000,000 common shares with a fair value of $103,000.

During the three months ended April 30, 2014 we incurred an operating loss of $215,568, and a net loss of $210,801. During the three months ended April 30, 2013, we incurred an operating loss of $85,730 and a net loss of $220,568. We experienced a net loss per share of $0.04 during the three months ended April 30, 2014 and $0.43 during the same period ended 2013. From our inception on June 5, 2006 to April 30, 2014 we incurred a total of $11,963,738 in operating loss, incurred a $1,205,782 loss from discontinued operations and incurred a net loss $15,678,944.

Liquidity and Capital Resources

Working Capital
	At	At
	April 30,	October 31,
	2014	2013
	($)	($)
Current Assets	117,639	121,090
Current Liabilities	2,290,124	1,977,748
Working Capital/(Deficit)	(2,172,485)	(1,856,658)

Cash Flows
			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(June 5, 2006)
	April 30,	April 30,	to April 30,
	2014	2013	2014
	($)	($)	($)
Net Cash used in Operating Activities	(2,429)	(38,848)	(2,902,007)
Net Cash used in Investing Activities	3,451	(54,137)	(1,430,838)
Net Cash provided by Financing Activities	(1,022)	92,825	4,280,694
Net Increase (Decrease) in Cash During Period	Nil	(370)	Nil

As of April 30, 2014, we had $Nil in cash, $117,639 in total current assets, $2,290,124 in total current liabilities and a working capital deficit of $2,172,485. As of October 31, 2013, we had working capital deficit of $1,856,658.  The increase in our working capital deficit was due to the fact that we incurred operating expenditures during the period, but had no cash on hand or raised any financing during the period.

During the three months ended April 30, 2014, we spent $2,429 on operating activities, compared to $38,848 during the same period in fiscal 2013. The decrease in our expenditures on operating activities during the three months ended April 30, 2014 was largely due to the fact that we had limited cash flows from financing activities, which restricted the amount of operating expenditure that we incurred during the period. From our inception on June 5, 2006 to April 30, 2014 we spent $2,902,007 on operating activities.

During the three months ended April 30, 2014, we received $3,451in investing activities, whereas we spent $54,137 on investing activities during the same period in fiscal 2013. From our inception on June 5, 2006 to April 30, 2014 we have spent a total of $1,430,838 on investing activities, the bulk of which was in the form of advances for notes receivable of $1,114,182, loan receivables of $117,639 and the acquisition of intangible assets of $182,687.

During the three months ended April 30, 2014 we spent $1,022 in financing activities related to our bank indebtedness. During the three months ended April 30, 2013, we received $92,825 in proceeds from financing activities, including $98,935 from the issuance of convertible notes payable less $6,500 in deferred financing costs.  From our inception on June 5, 2006 to April 30, 2014, we received $4,280,694 from financing activities, primarily in the form of proceeds from the issuance of our common and preferred stock, proceeds from notes payable and convertible notes payable, and contributions from related parties.

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

Going Concern

Our financial statements for the three months ended April 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2014 and 2013, our company had no items that represent comprehensive income or loss.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Quarterly Issuances

During the three months ended April 30, 2014 we issued 928,393 shares of our common stock related to the conversion of $3,194 of convertible notes payable, as discussed in Note 7 of the Notes to Financials contained herein. Additionally, we issued 9,000,000 share of restricted common stock to our officers and directors as compensation for services provided; the shares have an aggregate fair market value of $103,000.  These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

Subsequent Issuances:

Subsequent to the quarter ended April 30, 2014, the Company issued 4,578,166 shares of common stock related to the conversion of $20,670 of convertible notes payable and $3,744 of loan payable.

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

On4 Communications, Inc.

Date: June 23, 2014	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)