Form 10-Q
period 2014-07-31
ON4 COMMUNICATIONS INC.
filed 2014-10-01
CIK 1300867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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
☒Yes       ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer         ☐                                                                             Accelerated Filer                       ☐

Non-Accelerated Filer             ☐                                                                            Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

As of September 11, 2014, there were 49,584,554 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

ON4 COMMUNICATIONS, INC.
QUARTERLY REPORT
PERIOD ENDED JULY 31, 2014

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

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	October 31,
	2014	2013
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	–	–
Loan receivable (Note 3)	117,952	121,090
Total Current Assets	117,952	121,090
Deferred financing costs	–	778
Total Assets	117,952	121,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	–	1,022
Accounts payable and accrued liabilities (Note 5)	1,551,029	1,378,983
Due to related parties (Note 4)	143,546	4,858
Notes payable (Note 6)	385,529	390,320
Convertible notes payable, net of unamortized discount of $0 and $38,099, respectively (Note 7)	145,116	80,933
Derivative liabilities (Note 8)	84,303	121,632
Total Liabilities	2,309,523	1,977,748
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)
Stockholders’ Deficit
Preferred stock: 30,000,000 shares authorized, non-voting, no par value; No shares issued and outstanding	–	–

Common stock: 600,000,000 shares authorized, $0.0001 par value; 12,075,121 and 1,465,566 shares issued and outstanding, respectively	2,110	147

Additional paid-in capital	13,631,281	13,381,883
Common stock issuable	70,000	70,000
Deficit	(15,894,962)	(15,307,910)
Total Stockholders’ Deficit	(2,191,571)	(1,855,880)

Total Liabilities and Stockholders’ Deficit	117,952	121,868

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013
	$	$	$	$
Revenue	–	–	–	–
Operating Expenses
Advertising and marketing	–	–	55,000	–
Consulting fees	–	–	–	5,232
Foreign exchange loss (gain)	827	(2,789)	(6,921)	(2,807)
General and administrative	–	1,878	4,127	10,712
Management fees (Note 4)	102,900	4,028	241,900	19,638
Professional fees	18,090	10,687	58,726	52,514
Total Operating Expenses	121,817	13,804	352,832	85,289

Operating Loss	(121,817)	(13,804)	(352,832)	(85,289)

Other Income (Expense)

Accretion of discounts on convertible notes payable (Note 7)	–	(62,958)	(38,099)	(215,995)
Amortization of deferred financing costs	–	(1,981)	(778)	(8,112)
Interest expense	(47,662)	(72,842)	(116,972)	(142,841)
Gain (loss) on change in fair value of derivative liabilities (Note 8)	49,892	(41,653)	(65,412)	(213,787)
Loss on settlement of debt	(12,959)	–	(12,959)	–
Total Other Income (Expense)	(10,729)	(179,434)	(234,220)	(580,735)
Net Loss	(132,546)	(193,238)	(587,052)	(666,024)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.43)	(0.08)	(1.20)

Weighted Average Shares Outstanding	16,586,508	326,767,971	7,758,952	242,722,820

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine Months Ended July 31, 2014 $	Nine Months Ended July 31, 2013 $
Operating Activities

Net loss from continuing operations	(587,052)	(666,024)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible notes payable	38,099	215,995
Amortization of deferred financing costs	778	8,112
Loss on settlement of debt	12,959	(722)
Issuance of notes payable for services and penalties	55,000	35,000
Loss on change in fair value of derivative liabilities	65,412	213,787
Stock-based compensation	103,000	–
		–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	172,047	356,623
Due to related parties	137,641	(203,646)
Net Cash Used In Operating Activities	(2,116)	(40,875)

Investing Activities
Loan receivable	3,138	(52,370)
Acquisition of property and equipment	–	–
Advances for note receivable	–	–
Net Cash Provided By (Used In) Investing Activities	3,138	(52,370)

Financing Activities
Bank indebtedness	(1,022)	440
Proceeds from notes payable and convertible notes payable	–	98,935
Repayment of notes payable	–	–
Payment of deferred financing costs	–	(6,500)
Proceeds from related parties	–	–
Repayments to related parties	–	–
Share issuance costs	–	–
Net Cash (Used In) Provided By Financing Activities	(1,022)	92,875

Change in Cash	–	(370)

Cash - Beginning of Period	–	370

Cash - End of Period	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

ON4 COMMUNICATIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2014
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2014, and the results of its operations and cash flows for the nine months ended July 31, 2014. The results of operations for the nine months ended July 31, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

On4 is in the business of manufacturing two-way communication and location devices with applications that include tracking people, pets, assets, and inventory, among others. The Company has not yet generated significant revenues from their intended business activities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. As at July 31, 2014, the Company has not generated any revenues since inception, has a working capital deficiency of $2,191,571 and has an accumulated deficit of $15,894,962 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.           Summary of Significant Accounting Principles

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2014 and 2013, the Company had no items that represent comprehensive income or loss.

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended July 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.           Loan Receivable

On December 15, 2011, the Company entered into the share exchange agreement with NetCents Systems Ltd. (“NetCents”), as described in Note 12(b). At July 31, 2014, the Company was owed $117,952 (October 31, 2013 - $121,090) for expenses paid on behalf of NetCents. The amount is unsecured, non-interest bearing, and due on demand.

4.           Related Party Transactions

(a)	As at July 31, 2014, the Company owed $37,995 (October 31, 2013 - $2,085) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at July 31, 2014, the Company owed $2,651 (October 31, 2013 - $2,773) to the Chief Operating Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)
During the nine months ended July 31, 2014, the Company incurred $241,900 (2013 - $4,028) of management fees to officers and directors of the Company. At July 31, 2014, the Company owes management fees of $102,900 to officers and directors of the Company.

(d)	On March 26, 2014, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of $15,000 to the Chief Executive Officer of the Company.

(e)	On April 23, 2014, the Company issued 4,000,000 shares of the Company’s common stock with a fair value of $88,000 to the Chief Operating Officer of the Company.

5.           Accounts Payable and Accrued Liabilities

	July 31, 2014 $ (unaudited)	October 31, 2013 $
Trade payables	1,062,087	956,100
Accrued interest expense	488,942	422,883
	1,551,029	1,378,983

6.           Notes Payable

	July 31, 2014 $ (unaudited)	October 31, 2013 $
Kestrel Gold Inc., unsecured, due interest at prime plus 2% per annum, and due on demand.	22,928	23,975
Scottsdale Investment Corporation, unsecured, due interest at 12% per annum, and due on demand.	319,980	319,980
Gordon Jessop, unsecured, due interest at 5% per annum, and due on demand	42,621	46,365
	385,529	390,320

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

(a)
On February 10, 2013, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the terms of the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on February 10, 2014. Furthermore, the note is convertible into shares of the Company’s common stock at any time at a variable conversion price equal to 50% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a full discount to the note payable of $27,500. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $27,500. During the year ended October 31, 2013, the Company issued 244,437 shares of common stock for the conversion of $26,000 of the note. During the nine months ended July 31, 2014, $586 (2013 - $3,452) of accretion expense had been recorded and the carrying value of the note is $1,500.  The Company paid financing costs of $1,500 relating to the issuance of the note.

(b)
On February 20, 2013, the Company entered into a Convertible Promissory Note agreement for $37,500. Pursuant to the agreement, the loan is convertible 180 days after issuance into shares of common stock at a variable conversion price equal to 51% of the average of the lowest two closing bid prices for the common stock during the 20 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 22, 2013.  Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the note becomes convertible on August 29, 2013. On June 20, 2013, the Company defaulted on the loan. As a result, a penalty of 150% of the principal balance was applied, increasing the loan to $56,250. The carrying value of the convertible note will be accreted over the term of the convertible note up to the value of $56,250. During the year ended October 31, 2013, the Company issued 132,962 shares of common stock for the conversion of $718 of the note. During the nine months ended July 31, 2014, the Company issued 8,695,010 shares of common stock for the conversion of $25,622 of the note.  During the nine months ended July 31, 2014, $37,513 (2013 - $nil) of accretion expense had been recorded and the carrying value of the note is $29,910.  The Company paid financing costs $2,500 relating to the issuance of the note.

(c)
On March 1, 2014, the Company entered into a Convertible Promissory Note agreement for $55,000 of marketing services. Pursuant to the agreement, the promissory note is convertible at any time after issuance into shares of common stock at a price of $0.013 per share. The promissory note is unsecured, bears interest at 1% per year, and the principal amount and any interest thereon are due on July 15, 2014. On May 6, 2014, the Company issued 600,000 common shares upon the conversion of $2,400 of the convertible notes payable.  The conversion resulted in a loss on conversion of shares of $3,600. On July 15, 2014, the Company issued 961,780 common shares upon the conversion of $894 of the convertible notes payable. The conversion resulted in a loss on conversion of shares of $8,273.

8.           Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 7, are required to record a derivative at their estimated fair value on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liabilities for the February 10, 2013 and February 20, 2013 convertible notes were $57,147 and $91,023, respectively, on vesting. The fair values as at July 31, 2014 and October 31, 2013 are as follows:

	July 31, 2014 $ (unaudited)	October 31, 2013 $
$27,500 convertible debenture issued February 10, 2013	2,995	2,777
$37,500 convertible debenture issued February 20, 2013	81,308	118,855
	84,303	121,632

During the nine months ended July 31, 2014, the Company recorded a loss on the change in fair value of the derivative liabilities of $65,412 (2013 – $213,787).  The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
February 10, 2013 convertible note
As at February 10, 2013 (date of vesting)	307%	0.17%	0%	1.00
As at July 31, 2014	603%	0.12%	0%	1.00
February 20, 2013 convertible note
As at August 19, 2013 (date of vesting)	301%	0.04%	0%	0.25
As at July 31, 2014	593%	0.12%	0%	1.00

9.           Common Stock

(a)	During the nine months ended July 31, 2014, the Company issued an aggregate of 8,695,010 shares of common stock for the conversion of $25,622 of convertible notes payable as described in Note 7(b).

(b)
During the nine months ended July 31, 2014, the Company issued an aggregate of 1,561,780 shares of common stock with a fair value of $15,167 upon the conversion of $3,294 of convertible notes payable as described in Note 7(c).  The conversion resulted in a loss on settlement of debt of $11,873.

(c)	On March 26, 2014, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of $15,000 to the Chief Executive Officer of the Company.

(d)	On April 23, 2014, the Company issued 4,000,000 shares of the Company’s common stock with a fair value of $88,000 to the Chief Operating Officer of the Company.

(e)	On May 12, 2014, the Company issued 374,378 shares of common stock with a fair value of $4,380 to settle $3,744 of the note payable to Gordon Jessop, resulting in a loss on settlement of debt of $636.

10.           Stock Options

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Outstanding, October 31, 2013 and July 31, 2014	5,833	135.00	1.21	–

The Company’s had no unvested stock options at July 31, 2014 or October 31, 2013.

Additional information regarding stock options as of July 31, 2014 is as follows:

Number of Options	Exercise Price $	Expiry Date
4,444	67.50	March 3, 2015
611	225.00	July 23, 2017
778	450.00	December 18, 2017
5,833

11.           Supplemental Disclosur

	Nine Months Ended July 31, 2014 $	Nine Months Ended July 31, 2013 $
Non-cash investing and financing activities:
Fair value of beneficial conversion options upon conversion of debt recorded as additional paid-in capital	–	476,417
Shares issued for settlement of notes payable and accrued interest	32,660	209,150
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

13.           Subsequent Events

(a)	Subsequent to July 31, 2014, the Company issued 7,487,820 common shares upon the conversion of $4,585 of convertible notes payable.

(b)
On August 13, 2014, the Company issued 15,000,000 shares of the Company’s common stock with a fair value of $73,500 to the Chief Executive Officer of the Company for services provided prior to July 31, 2014.  At July 31, 2014, the Company had accrued the fair value of the shares.

(c)
On August 13, 2014, the Company issued 4,000,000 shares of the Company’s common stock with a fair value of $19,600 to the Chief Operating Officer of the Company for services provided prior to July 31, 2014. At July 31, 2014, the Company had accrued the fair value of the shares.

(d)
On August 13, 2014, the Company issued 2,000,000 shares of the Company’s common stock with a fair value of $9,800 to a Director of the Company for services provided prior to July 31, 2014. At July 31, 2014, the Company had accrued the fair value of the shares.

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

Employees

As of July 31, 2014, our only employees are our directors and officers. We plan to hire additional employees when circumstances warrant.

Results of Operations

Three and Nine Months Ended July 31, 2014 and 2013, and the Period from June 5, 2006 (Date of Inception) to July 31, 2014.

Our results of operations are presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil
Total Operating Expenses	121,817	13,804	352,832	85,289
Total Other Expenses (Income)	10,729	179,434	234,220	580,735
Net Loss from continuing operations	132,546	193,238	587,052	666,024

From our inception on June 5, 2006 to July 31, 2014, we did not generate any revenue.

Expenses
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($)	($)	($)	($)
Advertising and Marketing	–	–	55,000	–
Amortization of intangible assets	–	–	–	–
Amortization of property and equipment	–	–	–	–
Consulting fees	–	–	–	5,232
Foreign exchange (gain) loss	827	(2,789)	(6,921)	(2,807)
General and administrative	–	1,878	4,127	10,712
Impairment of goodwill	–	–	–	–
Impairment of assets	–	–	–	–
Management fees	102,900	4,028	241,899	19,638
Payroll	–	–	–	–
Professional fees	18,090	10,687	58,726	52,514
Research and development	–	–	–	–

Our total operating expenses during the three months ended July 31, 2014 were $121,817 which consisted of $0 in advertising and marketing, $827 in foreign exchange loss, $0 in general and administrative expenses, $102,900 in management fees, and $18,090 in professional fees. During this period we also incurred $0 in accretion of discounts on convertible notes payable, $0 in amortization of deferred financing costs, $47,662 in interest expenses, and offset by a $49,892 gain on change in fair value of derivative liabilities.

Our total expenses during the three months ended July 31, 2013 were $13,804 which consisted of $2,789 in foreign exchange gain, $1,878 in general and administrative expenses, $4,028 in management fees, and $10,687 in professional fees. During this period we also incurred $62,958 in accretion of discounts loss on convertible notes payable, $1,981 in amortization of deferred financing costs, $72,842 in interest expenses and $41,653 in loss on change in fair value of derivative liabilities.

Our general and administrative expenses consisted of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies and courier and postage costs. Our professional fees consisted of legal, accounting and auditing fees.

The increase in our operating expenses during the three months ended July 31, 2014 compared to the same period in 2013 was primarily due to increased management fees, which have with a value of $102,900.

During the three months ended July 31, 2014 we incurred an operating loss of $121,817, and a net loss of $132,546. During the three months ended July 31, 2013, we incurred an operating loss of $13,804 and a net loss of $193,238. We experienced a net loss per share of $0.01 during the three months ended July 31, 2014 and $0.43 during the same period ended 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	October 31,
	2014	2013
	($)	($)
Current Assets	117,952	121,090
Current Liabilities	2,309,523	1,977,748
Working Capital/(Deficit)	(2,191,571)	(1,856,658)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2014	2013
	($)	($)
Net Cash used in Operating Activities	(2,116)	(40,875)
Net Cash used in Investing Activities	3,138	(52,370)
Net Cash (Used In) provided by Financing Activities	(1,022)	92,875
Net Increase (Decrease) in Cash During Period	-	(370)

As of July 31, 2014, we had $0 in cash, $117,952 in total current assets, $2,309,523 in total current liabilities and a working capital deficit of $2,191,571. As of October 31, 2013, we had working capital deficit of $1,856,658.  The increase in our working capital deficit was due to the fact that we incurred operating expenditures during the period, but had no cash on hand or raised any financing during the period.

During the nine months ended July 31, 2014, $(2,116) was used in operating activities, compared to $40,875 during the same period in fiscal 2013.

During the nine months ended July 31, 2014, we received $3,138 in investing activities, whereas we spent $52,370 on investing activities during the same period in fiscal 2013. The increase in net cash provided by investing activities is attributable to increases in loans receivable.

During the nine months ended July 31, 2014 we spent $1,022 in financing activities related to our bank indebtedness. During the nine months ended July 31, 2013, we received $92,875 in proceeds from financing activities, including $98,935 from the proceeds from convertible notes payable md $440 from bank indebtedness less $6,500 in deferred financing costs.

For the next 12 months (beginning August 2014), we estimate our planned expenses to be approximately $1,400,000, as summarized in the table below:

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
General and administrative expenses	12 months	250,000
Professional fees	12 months	150,000
Unallocated working capital	12 months	100,000
Debt repayment	12 months	900,000
Total		1,400,000

Based on our planned expenditures, we require additional funds of approximately $1,400,000 to proceed with our business plan over the next 12 months (beginning August 2014). If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

We will require approximately $1,400,000 over the next 12 months (beginning August 2014) to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise funds from private placements, loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the three months ended July 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2014 and 2013, our company had no items that represent comprehensive income or loss.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Quarterly Issuances

During the three months ended July 31, 2014 we issued 374,378 shares of our common stock related to the settlement of $3,744 of convertible notes payable, as discussed in Note 9 of the Notes to Financials contained herein. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

Subsequent Issuances:

Subsequent to the quarter ended July 31, 2014, the Company issued 7,487,820 common shares upon the conversion of $4,585 of convertible notes payable, 15,000,000 shares of the Company’s common stock to the Chief Executive Officer of the Company for services provided, 4,000,000 shares of the Company’s common stock to the Chief Operating Officer of the Company for services provided and 2,000,000 shares of the Company’s common stock with a fair value of $9,800 to a Director of the Company for services provided, as discussed in Note 13 of the Notes to Financials contained herein. These securities were issued pursuant to an exemption from registration requirements relying on Regulation Rule 506 of Regulation D of the Securities Act of 1933.

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

On4 Communications, Inc.

Date: October 1, 2014	By:	/s/ Clayton Moore
Clayton Moore
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)